Form 10-K
period 2024-12-31
Brag House Holdings, Inc.
filed 2025-05-07
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 001-42525

Brag House Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4032622
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

45 Park Street Montclair, NJ 07042	(413) 398-2845
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TBH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2024, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Common Stock began trading on the Nasdaq Capital Market on March 6, 2025.

The registrant had 10,822,588 shares of its Common Stock, par value $0.001, issued and outstanding as of May 6, 2025.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	overall strength and stability of general economic conditions and of the esports industry in the United States and globally;

●	changes in consumer demand for, and acceptance of, our services and the games that we make available for our tournaments and other experiences, as well as online gaming in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our ability to generate consistent revenue;

●	our ability to effectively execute our business plan;

●	changes in the price of streaming services, licensing fees, network infrastructure, hosting and maintenance;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain proper and effective internal controls;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with, and the outcome of any known or unknown litigation;

●	our ability to obtain and protect our existing intellectual property protections, including patents, trademarks and copyrights;

●	our ability to obtain and enter into new licensing agreements with game publishers and owners;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets; and

●	other risks and uncertainties described under the heading “Risk Factors” and elsewhere in this Annual Report.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein whether as a result of any new information, future events or otherwise. You should read this Annual Report and the documents that we reference herein and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits to this Annual Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

INDUSTRY AND OTHER DATA

This Annual Report contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. We did not commission any of the third-party data identified throughout this Annual Report. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor definitions have been verified by an independent source.

The industry in which we operate is subject to risks and uncertainties due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects, that you should consider before making an investment decision. Some of the more significant risks and uncertainties relating to an investment in our company are listed below. The summary risk factors described below should be read together with our risk factors as described in the section titled Risk Factors in Part I, Item 1A. and the other information set forth in this Annual Report. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

Risks Relating to our Business

●	We have not produced significant revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

●	Our history of recurring losses and anticipated expenditures raises substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

●	The loss of or a substantial reduction in activity by one or more of our largest clients, vendors and/or sponsors could materially and adversely affect our business, financial condition and results of operations.

●	We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below expectations.

●	Our revenue model may not remain effective, and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

●	Competition within the broader entertainment industry is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and esports options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

●	Our marketing and advertising efforts may fail to resonate with amateur gamers and creators.

●	Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur tournaments or competitions may suffer.

●	We have a unique community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

●	The amateur esports gaming industry is intensely competitive. Gamers and creators may prefer our competitors’ amateur competitions or tournaments over our own.

●	We have entered into limited license agreements with game publishers. Failure to renew existing licensing agreements or to enter into new licensing agreements may require us to modify, limit, or discontinue certain services, which could materially affect our business, financial conditions and results of operations.

●	Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

●	The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content, and amateur tournaments and competitions.

●	We depend on servers to operate our Brag House Platform with online features and our online gaming service. If we were to lose server functionality for any reason, our business may be negatively impacted.

●	Growth and engagement of our gamer community depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

●	Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose their services.

●	Our growth will depend, in part, on the success of our strategic relationships with third parties. Over-reliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

●	We generate revenue from advertising. The loss of advertisers, or reduction in spending by advertisers with Brag House, could seriously harm our business.

●	Our business is subject to regulation, and changes in applicable regulations may negatively impact our business.

Risks Relating to our Indebtedness

●	Our significant indebtedness has resulted in the issuance of a significant amount of shares of the Company’s Common Stock. In addition, the future issuance of these shares may adversely affect our Common Stock price.

Risks Relating to Intellectual Property

●	We may be subject to claims of infringement of third-party intellectual property rights, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future.

●	Our technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

●	Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our gaming platform, all of which could cause confusion, divert gamers and creators away from our gaming platform and league tournaments, or harm our reputation.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	We may be subject to legal liability for information or content displayed on, retrieved from or linked to our online gaming platform, or distributed to our users.

●	Changes in intellectual property laws and governmental regulations regarding the internet that are applied adversely to us or our members may have a material adverse effect on our business operations, financial condition and results of operations.

Risks Relating to Ownership of Our Common Stock

●	Our management team has limited experience managing a public company.

●	We have identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

●	As a result of becoming a public company, we are obligated to report on the effectiveness of our internal controls over financial reporting. These internal controls may not be effective, which could have a significant and adverse effect on our business and reputation.

●	The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” under the JOBS Act. We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a material adverse effect on our business, results of operations and financial condition.

●	We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

v

PART I

Except where the context otherwise requires or where otherwise indicated throughout this Annual Report, the terms “Brag House,” “we,” “us,” our,” “our company,” “Company” and “our business” refer to Brag House Holdings, Inc. and its wholly owned subsidiaries, Brag House Inc. and Brag House Ltd.

ITEM 1. BUSINESS

Business Overview

Brag House is a mission-driven organization that utilizes a diversified business strategy to operate a vertically integrated platform designed for casual college gamers to drive community-driven gaming experiences anchored in the college sports culture, while creating authentic pathways for brands to connect with our Gen Z audience.

Brag House is a Delaware corporation formed in December 2021. Our founders developed the idea for the Brag House platform in 2018, when our Chief Executive Officer Lavell Juan Malloy, II and co-founder, Chief Operating Officer Daniel Leibovich recognized a need in the gaming industry for an esports platform focused specifically on the casual college gamer, and formed our indirect wholly-owned subsidiary, BHI. At that time, our co-founders believed that a significant amount of industry resources were focused predominantly on competitive and professional gamers, much to the detriment of casual gamers, generally, and casual college gamers, specifically. In the years ensuing, we have maintained our focus on the casual college gaming segment and believe we are developing a first-of-its-kind digital platform for casual college gamers to compete, support their team, banter in a safe environment and win prizes. Our vertically integrated approach combines gamer recruitment, facilitation of community engagement and content creation, live-stream production and tournament host activities.

We believe we are creating a new sports entertainment medium for Gen Z to engage through gaming by merging gameplay with school spirit in Brag House and student-led activations and tournaments tied to college rivalries with Brag House features and capabilities such as our Bragging Functionality, Loyalty Tokens reward system, and brand-sponsored content and prizes. The growth of our platform since our inception is encouraging, and we believe we are strongly positioned to capitalize on a large portion of the available gaming market. We experienced strong community growth since we launched through March 31, 2025, reaching nearly 1,400,000 video views of our Brag House Content on video platforms including X (formerly known as Twitter), TikTok, Meta, Twitch and YouTube, which represent a 148% increase in views year-over-year from 2020 to 2024. We have also generated nearly 8 million impressions and video views since inception, which represents approximately a 57% increase year-over-year from 2020 to 2024. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per live stream across over 290,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes. This growth suggests that Brag House has the potential to become an important component of the infrastructure for everyday gamers which, in turn, will lead to accretive synergies in the greater esports ecosystem. In addition, our digital properties, including our mobile application and website, provide a level of scale which brings players and spectators together across the United States, both digitally and physically. As the world works to return to a state of normalcy from the impact of COVID-19, we believe live experiences will provide another source of connection to augment our digital experience. We believe this dynamic, coupled with our personalized experiential framework, offers a uniquely authentic and differentiated channel for advertisers to utilize, making the otherwise elusive demographic of Gen Z and Millennial gamers and streamers accessible at scale.

We are focused on creating an organic and inclusive community which facilitates personalized experiences. We believe our experiential framework offers a more authentic and differentiated channel for advertisers to utilize, making the otherwise elusive demographic of gamers and streamers accessible at scale to ourselves and our partners. We do this by offering brand sponsors and advertisers an exclusive marketing channel to reach elusive Gen Z and Millennial gamers and creators, while offering players ways to access exclusive tournaments and programming.

In May  2025, we will launch the first activation under our strategic partnership with Learfield. This activation will be for students at the University of Florida. We believe this partnership will give us access to media rights and assets across nearly 200 universities, enabling physical and digital activations. These activations will integrate sponsorship branding and messaging across our platform and universities’ assets with pricing and value delivery defined through a structured commercial model.

Additionally, we are advancing a data monetization strategy through our technology partners, Artemis and EVEMeta. These partnerships, operationalized post-IPO, support development of a proprietary machine learning-based SaaS platform designed to offer anonymized predictive data insights into Gen Z behavior for brand clients. Development began post-IPO, in March 2025, with a beta version expected in Q1 2026.

Our Mission and Approach

Our mission is to empower individuals to interact and to facilitate an organic and inclusive community in which casual gamers, streamers, fans and friends can compete, enjoy friendly bragging (i.e., banter) in a safe environment, support their players and teams and win prizes. In order to accomplish our mission, we are focused on creating unique, exciting and personalized experiences for our users. We accomplish this through our vertically integrated Brag House Platform that incorporates features for social media interaction, live streaming and gamification through both web and mobile offerings to provide gamers, streamers and their friends the opportunity to celebrate their love of gaming and competition.

We leverage existing college sports rivalries by hosting tournaments with a top-tier production experience, including game commentary, in-game interviews, post-game analysis, live broadcast digital visuals, tournament bracket(s) and our Bragging Functionality, which we describe below in greater detail under the heading “Our B2C Strategy — Leveraging Bragging Functionality”. Whether through gameplay highlights, live-streamed esports competitions or custom designed digital gameplay environments, the Brag House audience is regularly watching and engaging.

The Esports Industry

Esports is a general label that comprises a diverse offering of competitive electronic games that gamers play against each other. Some of the popular esports games currently being played include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch and FIFA. Although you can play games on your own against the computer or console, one of the ways esports is different than video games of old is the community and spectator nature of esports — competitive play against another person — either one-on-one or in teams — that is viewed by an online and in-person audience, is a central feature of esports. Since players play against each other online, a global network has developed as these players compete against each other worldwide. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have also greatly accelerated the growth of esports. Esports has now become so popular that many schools offer scholarships in esports; the best-known esports teams are getting mainstream sponsorship and are being bought or invested in by celebrities, athletes and professional sports teams. The highest-profile esports gamers have significant online audiences as they stream themselves playing against other players online, and potentially can generate millions of dollars in sponsorship money and subscription fees to their online streaming channels.

As competitive video gaming continues to infiltrate popular culture, we believe esports is becoming increasingly visible to global investors, brands, media outlets and consumers. Exploding Topics Blog reports there are 3.09 billion gamers worldwide, with approximately 66% of them (2.04 billion) play video games to unwind, relax and decompress.

Although sponsorships and advertising historically have represented the majority of the revenue generated annually through esports, given the proliferation of the “casual” or “novice” gamers, media rights, live event ticket sales, merchandise sales and in-game purchases are growing increasingly important. According to European Business Magazine, the global esports market generated over $2 billion in annual revenue in 2024, with the U.S. leading as the top contributor at nearly 45% ($871 million). This global esports growth is expected to continue, as European Business Magazine, a leading subscription-based publication covering business, finance, and industry across Europe, suggests that revenues may reach $9.29 billion by 2032, with a compound annual growth rate of 20.7% from 2024.

According to Demandsage, esports viewership is expected to be more than 640 million spectators worldwide in 2025, and it was further reported by Activate Consulting, leading management consulting firm for technology, internet, media and entertainment industries, that esports viewership in the U.S. has been estimated to be 81 million viewers in 2024, representing a 9% compounded average growth rate from 2021’s 62 million viewers in the U.S.

Women are a driving force within the esports industry, particularly in the United States. According to TechJury, women comprise 45% of all U.S. gamers, 60% of all U.S. gamers play daily, and as such, represent a key demographic among gamers. Competitive platforms, which commonly are referred to as esports communities, play an important role in the esports ecosystem. However, of the more-than 145 organizations currently focused on esports communities, less than 7% focus specifically on casual gamers, let alone women.

We believe there is a clear gap in the market that is specific to casual and underrepresented gamers, such as women, who we believe are a primary driver in the rapidly growing esports industry. We believe we are uniquely situated to address that gap and have made meaningful inroads into this market segment through connecting players and giving them a safe environment in which to game. We accomplish this by facilitating an organic community for casual gamers, casual leagues, global tournaments and participants, as well as strengthening existing communities and creating new ones.

Our Diversified Business Model and Monetizing Our Platform

We are leveraging our vertically integrated Brag House Platform to execute on our diversified business model focused on business-to-consumer, or B2C, and business-to-business, or B2B, revenue channels. The fundamental drivers of our business model and monetization strategy are creating exciting experiences and community engagement through our esports platform, while generating opportunities to monetize off in-game transactions, Brag House tournaments, and advertising partnerships with corporate sponsors. Additionally, we aim to gain deep insights into Gen Z preferences and behaviors to help brands tailor their offerings, which will in turn enhance community engagement.

Our B2B Strategy

Through our B2B strategy, we focus on developing marketing and advertising solutions for corporate sponsors in various industries. Our B2B revenue streams include tournament tertiary fees and advertising and marketing fees. To date, all of our current revenue has been generated through B2B from Tournaments and Tertiary Fees. Our other intended revenue sources we discuss in this Annual Report have not generated meaningful revenue as of yet.

●	Tournament Tertiary Fees. We are able to leverage our esports tournaments to enhance and monetize our B2B partnerships. We contract with corporate partners for our tournaments either on a one-off basis or under a batch contract. Through these arrangements, we provide white-labeled tournament planning, marketing, gamer recruiting and onboarding services to our sponsor partners. We perform all publicity and marketing for the tournament and host its production, including the streaming and live broadcast of the tournament. We then conduct an after-action analysis to provide a report on viewership, along with other additional services, including customized recap highlight videos, audience exposure data for a sponsor’s brand and words association as its appears during our live broadcasts, social media graphics and video and custom smart links to measure engagement key performance indicators (KPIs), which, altogether, can be seen as equivalent to Return on Marketing Investment (ROMI) and/or Return on Ads Spend (ROAS), depending on how the funds were utilized.

Through March 31, 2025, we have held 27 major tournaments, and seven of those tournaments were sponsored by corporate entities including Fortune 500 companies that have generated approximately $667,000 in revenue. Additionally, we have an active presence at more than 50 of the largest universities in the United States. Based on the growing popularity of our gaming competitions, we expect to consistently increase the number of Brag House tournaments each year.

We anticipate that for 2025, tournaments and sponsorships with major sports enterprises and corporate entities will constitute approximately 99% of our revenue, while subscriptions, merchandise and other forms of revenue will constitute approximately 1%. As we continue to grow our user base during 2025 and beyond, we will aim to increase our B2C revenue channels, explained in further detail below, such that they will constitute approximately 50 % of our revenue.

●	Advertising and Marketing Fees. We aim to connect with advertisers looking to reach college-aged gamers, consumers and fans. This involves soliciting advertisers to promote their products through digital channels (such as on our social media accounts and in our Brag House Platform), and also in physical channels (such as by advertising with billboards or signs at our live events). In growing the network of Brag House Platform users, we will continue to make ourselves and our events an appealing destination for advertisers to promote their products.

We anticipate this data will be beneficial in two ways:

●	Help brands develop effective marketing strategies: By understanding Gen Z’s preferences and behaviors, brands can create more targeted and engaging campaigns.

●	Provide our consumers with ads for products and services they want and need: By analyzing user data, we can continuously improve our platform to better serve the needs and interests of our Gen Z audience.

Our strategic partnership with Learfield grants us access to expansive datasets from diverse college campuses through Learfield’s media rights properties, which we plan to model to enable predictive analytics and lifestyle behavior tracking. Our plan is to evolve this data into a scalable data insight revenue model, where we aim to provide brands with advanced data insights to create effective, personalized campaigns. We believe these insights will help brands reduce customer acquisition costs (“CAC”) and improve return on marketing investment (“ROMI”).

Our B2C Strategy

Through our B2C strategy, we focus on a variety of products and services aimed at enhancing our users’ experience, reinforcing our organic, inclusive, personalized gaming environment and developing a recurring revenue model to generate sufficient returns and support our continued organic and strategic growth. Our B2C revenue streams that we will utilize under our B2C strategy will include paid user subscriptions (memberships) to the Brag House platform (application and website), in-application purchases for digital products, tournament fees and branded merchandise sales. To date, all of our current revenue has been generated through B2B from Tournaments and Tertiary Fees. Our B2C strategy has not yet generated meaningful revenue.

As we continue to add improvements to our technology platform, strengthen our community, and create meaningful content for users to engage, we anticipate our user growth rate to be even higher in 2025. As we generate additional views for our content, we anticipate that we will be able to convert viewers into subscribers and consumers, ultimately leading to an increase in revenue generated from subscriptions, in-app purchases and merchandise.

Leveraging Bragging Functionality. We leverage our Bragging Functionality to incentivize user participation, to facilitate the formation of communities and to enhance the competitive spirit of our platform. Our Bragging Functionality utilizes Brag Bucks, which is in-application currency (i.e., no monetary value). A Brag is an in-game stat-based prediction that can be created by the Brag House team members and Brag House users for upcoming streams and tournaments. When a Brag House user places a Brag and predicts the outcome of a stream or tournament correctly, the user will win Brag Bucks and may move up the Brag House leaderboards, which are specifically correlated to the successful Brags that the user has placed. By placing successful Brags and moving up the leaderboards, the user effectively earns bragging rights over other users and friends who participated in the same Brag but were not successful in their predictions. This creates additional user engagement with the Brag House platform by giving casual gamers the opportunity to place Brags, engage with Brag House streams and tournaments and earn the right to banter with other users and friends in a friendly manner. The Bragging Functionality of the Brag House platform is something that we believe makes us unique in the gaming industry and is a distinctive feature that connects with the casual college gamer.

Each Brag has its own Brag Bucks pot that users have the opportunity to win. The total pot of each Brag is determined by the number of Brag Bucks that are placed by users who entered the specific Brag. Each Brag is a unique in-game stat-based prediction that has at least two possible outcomes from which users may choose. To enter a specific Brag, users select their predicted outcome and decide how many Brag Bucks they want to submit. Once users submit their prediction, their Brag Bucks are added to the total Brag Bucks pot for that specific Brag. The number of Brag Bucks that a user will win for a correct prediction is calculated based on the following three factors:

●	the total Brag Bucks that were entered in the specific Brag;

●	the total number of users that predicted the outcome of the Brag correctly; and

●	the proportional weight of the amount of Brag Bucks each user entered in the specific Brag.

In addition to winning Brag Bucks through correct Brag predictions, users can earn Brag Bucks by:

●	Inviting new users to join the Brag House community through the Brag House application’s “Invite Friends” feature;

●	Claiming the free daily chest spin that will award users a random number of Brag Bucks (within a specific range); and

●	Purchasing Brag Bucks chest spin packages in which each spin will award users a random number of Brag Bucks (within a specific range).

Brag Bucks that are awarded when a Brag House user invites friends or utilizes chest spins will be reflected in the user’s balance, however they will not affect the user’s leaderboard position. The Brag House leaderboards are Brag-specific, and they reflect the position of users who have predicted Brags correctly. A user’s position on a leaderboard is determined based on the number of Brag Bucks won on a particular Brag, minus the number of Brag Bucks that user placed in order to enter the Brag. The more net Brag Bucks a user wins, the higher they will appear on the leaderboard. The Brag House leaderboards are an important feature of the platform in that a user’s position on the leaderboards gives them the opportunity to win daily, weekly and monthly prizes.

A Brag House user’s total net Brag Bucks will be reflected in their balance. However, the user’s balance is dynamic in that it reflects all movement in the user’s total Brag Bucks. It does not present the amount of Brag Bucks each user has won in total or been awarded since joining the Brag House community. We believe our Brag Bucks system motivates casual college gamers to join our platform and presents them with a unique opportunity in the esports and gaming industry. By giving users the opportunity to place Brags, win Brag Bucks and move up our leaderboards, we believe that we have created a gaming platform that will continue to attract users looking to compete with their friends and other casual gamers.

Our Brag Bucks do not constitute property and cannot be sold, bartered or otherwise transferred to other users. Brag Bucks are only redeemable to unlock access to items within the Brag House Platform, including Loyalty Tokens. To date, Brag Bucks have not generated any meaningful revenue for the Company. Neither Brag Bucks nor Loyalty Tokens utilize blockchain technology. Please see “Providing In-Application Digital Product Purchase Opportunities” below for more information.

●	Data Insights. We believe that understanding Gen Z is crucial for brands to build sustainable models that cater to this demographic. Our future revenue model, which we plan to implement in Q1 2026, will offer brands the option to pay for accessing insights derived from anonymized and aggregated user data. This data will help brands tailor their marketing efforts, improving campaign effectiveness as measured by metrics such as CPM and CPC (each as defined below). By collecting anonymized and aggregated data on the habits, values, and social media use of our casual college gamer audience, who are primarily Gen Z, we hope to offer valuable insights into this generation while keeping their PII safe and private. As part of this data insights strategy, we entered into service agreements with Artemis and EVEMeta in November 2024:

●

Artemis: On November 13, 2024 (the “Artemis Effective Date”), Brag House entered into a Master Services Agreement (the “MSA”) with Artemis Ave LLC, a skilled technology company (“Artemis”), whereby Artemis agreed to develop proprietary machine learning solutions for the Company’s platform (the “Software”) and provide certain services. In exchange, the Company issued 937,500 shares of its Common Stock to Artemis (the “Artemis Stock Consideration”) in December 2024. The Software will play a critical role in the predictive analytics we plan to launch in Q1 2026. We believe these proprietary machine learning solutions that will be developed by Artemis will enable us to provide enhanced gaming and Brag House featured offerings to our users, thus improving the value proposition of paid memberships (subscriptions) on the B2C strategy, and provide advanced segmentation of audience data, allowing brands to create highly personalized marketing campaigns on the B2C strategy. Development of the Software began in March 2025 following the IPO, with a beta version expected in Q3 2025, followed by A/B testing and a refined beta in Q4 2025.

●	EVEMeta: In connection with the execution of the MSA, on November 13, 2024 (the “EVEMeta Effective Date”), Brag House entered into a Software as a Service Agreement (the “SaaS Agreement”) with EVEMeta, LLC, an innovative technology company (“EVEMeta”), whereby EVEMeta agreed to license its solution to the Company. In exchange, the Company issued 312,500 shares of its Common Stock to EVEMeta (the “EVEMeta Stock Consideration” and, collectively, with the Artemis Stock Consideration, the “Stock Consideration”) in December 2024. The agreement with EVEMeta involves licensing their solution to enhance Brag House’s technology infrastructure. This technology is designed to optimize data streaming efficiency by significantly reducing bandwidth requirements while preserving content integrity and quality. This will allow streamed data to flow seamlessly between our servers and our users with less data consumption, thus lowering server costs without compromising the user experience. This platform integration is expected to be operational by Q3 2025.

These agreements with Artemis and EVEMeta include lock-up provisions and minimum value guarantees for stock consideration issued. Specific termination provisions are detailed in the agreements and include general termination rights for regulatory changes, non-performance, and mutual consent termination. While we continue to prioritize tournament-based revenue, we believe the development of the data insights revenue model represents a strategic advantage in leveraging our digital community for enhanced brand partnerships and data-driven marketing solutions.

The Artemis Stock Consideration is subject to a lock-up provision, with shares of the Artemis Stock Consideration to be released in three (3) equal tranches of 312,500 shares each according to the terms outlined in the MSA and the respective Statements of Work (“SOWs”) attached thereto. In the event that Artemis seeks to sell the shares of the Artemis Stock Consideration on a given day when the then-applicable closing price of such shares is less than $4.00 per share (the “Target Sale Price”) and Artemis actually sold such shares at a price below the Target Sale Price, the Company agreed to pay Artemis in cash the difference between the Target Sale Price and the actual price per share it receives in respect of such sale up to an aggregate amount equal to $3,750,000, subject to certain other conditions, thus providing a guarantee of a minimum value. This guarantee is only in effect for a period of time and, in any event, if Artemis does not liquidate all of the Artemis Stock Consideration within 18 months of release of each corresponding lock-up, the minimum value guarantee will no longer be in effect. We believe that the solutions developed by Artemis will enable us to gather, analyze, and provide anonymized and aggregated data based on the behaviors, preferences, and engagement of our Gen Z users, thereby empowering brands to create hyper-personalized marketing campaigns.

The EVEMeta Stock Consideration is also subject to a lock-up provision, with shares of the EVEMeta Stock Consideration to be released in accordance with the terms outlined in the SaaS Agreement . In the event that EVEMeta seeks to sell the shares of the EVEMeta Stock Consideration on a given day when the then-applicable closing price of such shares is less than the Target Sale Price and EVEMeta actually sold such shares at a price below the Target Sale Price, the Company agreed to pay EVEMeta in cash the difference between the Target Sale Price and the actual price per share it receives in respect of such sale up to an aggregate amount equal to $1,250,000, subject to certain other conditions, thus providing a guarantee of a minimum value. This guarantee is only in effect for a period of time and, in any event, if EVEMeta does not liquidate all of the EVEMeta Stock Consideration within 18 months of release of each corresponding lock-up, the minimum value guarantee will no longer be in effect. We believe that the EVEMeta solution will have an important role for our technology infrastructure in streamlining data to and from our servers with significant cost savings we plan to launch in Q3 2025.

Providing Our Users Multiple Subscription (Membership) Options. We have made major investments in the Brag House application, and one of our central revenue drivers will be our auto-renewable subscription model, which will focus on a series of regular payments that our users make in order to access Brag House premium content and additional features and benefits. Currently, we only offer Bragger, our entry-level freemium membership. Our paid subscription service which we expect to launch in Q4 2025, will allow users to select from four membership tiers — Bragger Plus, Gamer, Streamer and Ultimate.

●	Bragger: This is our entry-level freemium membership. Braggers are video game and esports enthusiasts who consider gaming a hobby and view esports as a source of digital entertainment. Braggers can create a member-specific profile, create live-streams, watch streams on the Brag House application and place Brags using Brag Bucks, our in-application currency that accrues as users correctly predict Brags and allows Braggers the opportunity to move up on the Brag House leaderboard. The higher the user moves up on the leaderboard, the more opportunities they will have to win daily, weekly and monthly prizes. Each Bragger is given a free daily chest spin, which grants the user a randomly generated number of Brag Bucks. Additionally, Braggers have the opportunity to register for upcoming tournaments through the Brag House application. As of March 31, 2025, we had nearly 2,000 Bragger members.

●	Bragger Plus: This is our first level of paid membership. We believe Bragger Plus members spend more time per week watching video game streams and tournaments and we believe have a stronger interest in participating in the Bragging Functionality and enjoying the premium Brag House features. By interacting more with the Brag House platform, Bragger Plus members will have the ability to earn larger Brag House prizes. In addition to the Bragger membership features, our Bragger Plus members will receive additional perks and features, including access to the Brag House multiplier, which apply to Bragger Plus members’ daily chest spins and purchased Brag Bucks chest packages, increasing the potential number of Brag Bucks generated and increasing the daily, weekly and monthly prizes based on where the user ends up on the various Brag House leaderboards. Bragger Plus members will also benefit from a 10% exclusive membership discount on all Brag House merchandise and have access to all token-specific Brags, which can be redeemed for sponsor-specific prizes and merchandise. Bragger Plus subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Bragger Plus membership will have a monthly fee of $2.99.

●	Gamer: Gamer members typically focus on one or two esports or video games, striving to outperform their competitors and enjoy the Brag House competitions and challenges. Gamer members will have access to the perks and features of the Bragger Plus membership, along with early registration and a 50% discount on entry fees for all Brag House tournaments. Gamer members will also have access to private Brag House community channels, a 15% exclusive membership discount on all Brag House merchandise, and assistance in building their gamer portfolio, which includes a monthly ten- to fifteen-second highlight clip created by the Brag House team. Gamer subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Gamer membership will have a monthly fee of $4.99.

●	Streamer: We believe Streamers are motivated by the opportunity to interact with other gamers and contribute to the growth of the esports community, deriving personal benefit from the social aspects of the Brag House platform. Streamer members will have access to the perks and features of the Bragger Plus membership. In addition, Streamers will be eligible for early tournament registration, the opportunity to feature the user’s live stream on the Brag House application, a 15% exclusive membership discount on Brag House merchandise, access to private Brag House community channels and a monthly ten- to fifteen-second highlight clip created by the Brag House team. Unique to this membership level, Streamers will be granted access to educational sessions hosted by experienced Brag House streamers, which we believe are an excellent opportunity for Streamer-level gamers to distill insights on how to develop their streams to fit their personal brand, how to interact with their audience, how to create more engaging content and market their stream, form overlays and more. Streamers will also earn Brag Bucks based on various key performance indicators that they can achieve, including number of hours they streamed, number of consecutive days they streamed live on the Brag House application, number of Brags they created and audience interaction (specifically, the number of users that placed Brag Bucks on the Streamer’s Brags). Streamer subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Streamer membership will have a monthly fee of $4.99.

●	Ultimate: The Ultimate membership will be our most premium paid membership and provides the best opportunity for users to fully immerse themselves into the Brag House platform. Ultimate members will have access to all perks and features of the Gamer and Streamer memberships, along with more features specific to the Ultimate membership. These additional perks and features will include the opportunity to be the first Brag House users to register for Brag House tournaments, access to two entry-free tournaments per month and 50% discount thereafter on tournaments’ entry fee, access to private Brag House community channels, a monthly ten- to fifteen-second highlight clip created by the Brag House team, the option to feature their streams on the Brag House application and access to the Streamers package providing seminars for users on how to develop their streams to fit their personal brand, interact with their audience, create more engaging content, market their stream, form overlays and more. Additionally, Ultimate members will be given a 25% exclusive membership discount on Brag House merchandise, a five-times multiplier on the Brag House daily chest spin and a two-times multiplier on earned Brag Bucks, which are based on the various key performance indicators in the Streamer membership. Ultimate subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Streamer membership will have a monthly fee of $7.99.

User Retention. We are committed to continuously updating the Brag House platform and entering into esports partnerships with corporations, professional sports teams and universities. We believe our unique approach to the gaming industry, notably our targeting of the casual gamer, coupled with our exciting partnerships and continuous development of new Brag House offerings, will be influential in our drive to retain Brag House users. Our current efforts to retain our subscription-based members include, but is not limited to:

●	improving the breadth and depth of the Brag House platform’s functionality;

●	placing an emphasis on keeping user data secure;

●	maintaining availability and reliability of the Brag House application;

●	focusing on user ease of the Brag House platform;

●	continuously adding user value through Brag House offerings;

●	advancing brand awareness and reputation; and

●	addressing legal, regulatory and cultural matters.

Providing In-Application Digital Product Purchase Opportunities. We offer our users the opportunity to purchase various items through the Brag House application that we generally categorize as consumable items and non-consumable items. We believe these digital products will present a meaningful revenue opportunity for us.

●	Consumable Items. This is the most common type of in-application purchases in mobile games. Most commonly, consumable items refer to in-game currency such as health bonuses and power-ups. Brag House users will have the option to purchase $1, $2.50 or $5 Brag Bucks chest packages. Each chest package will contain a random amount of in-application Brag Bucks within a specific range. Based on the randomization process, users will receive the amount of Brag Bucks that each purchased chest contains. Brag House users can utilize their Brag Bucks to unlock access to items with no real-world monetary value. Users may utilize Brag Bucks to unlock items such as access to Brags, access to exclusive Brag House content and access to non-sponsored Brag House tournaments. Certain Brags will give users access to another in-application point accrual mechanic, Loyalty Tokens. Loyalty Tokens cannot be used in Brags, traded with other users or sold for cash value. Users can redeem their Loyalty Tokens in our Brag House store, for an assortment of prizes. The Loyalty Tokens include custom tournament sponsor tokens and brand partner tokens which can only be redeemed for specific prizes relating to the tournament or brand sponsor in our Brag House store. In addition, Loyalty Tokens include our main in-house Loyalty Token, our Brag Tokens, which users can redeem for all other open-access (i.e. non-sponsored) prizes in our Brag House store. Once the user earns and consumes their Brag Bucks and Loyalty Tokens, the consumable items will disappear. Brag Bucks have no time limit for use, but certain Loyalty Tokens have expiration dates associated with them. Specifically, the expiration dates apply to custom tournament sponsor tokens and brand partner tokens. Certain tokens are only available through a limited number of Brags or particular leaderboards, which creates a perceived rarity feature to particular Loyalty Tokens. In order for gameplay to continue, every Brag allows a user to win a certain number of Brag Bucks. Additionally, unlike the Brag Bucks chest packages that users may repurchase at any time to gain more Brag Bucks, Loyalty Tokens cannot be purchased. Rather, users can only earn Loyalty Tokens through token-specific Brags that Brag House makes available in addition to the Loyalty Tokens users can earn through placement on particular leaderboards.

Brag Bucks and Loyalty Tokens do not constitute property and cannot be sold, bartered or otherwise transferred to other users. Brag Bucks and Loyalty tokens are only redeemable to unlock the consumable items mentioned above and otherwise have no real-world value. Neither Brag Bucks nor Loyalty Tokens utilize blockchain technology.

●	Non-Consumable Items. Our non-consumable items, which are commonly referred to as “unlockable items” among members of the gaming community, include digital overlays, graphics, instructional videos and additional items that are currently under development, such as social media posts, video editing, highlighted streams, Brag House branding and marketing via discord and bulk package options. Unlike consumables, once a member gains access to non-consumable items by utilizing their Brag Bucks, they will have permanent access to those items. Once launched, we will offer non-consumable items only to Gamer, Streamer and Ultimate-level members, thus offering an additional incentive for Brag House users to upgrade their subscription (membership) level from the Bragger freemium level.

Tournament Fees. To facilitate and enhance social engagement on our gaming platform beyond our recurring subscriber base, we offer tournaments to provide casual college gamers a chance to compete and fully immerse themselves in the Brag House community. Through March 31, 2025, we have held 27 major tournaments which saw more than 758 participants in the aggregate from nearly 250 colleges and universities across the United States, and which have generated an aggregate of approximately $667,000 of revenue for us.

Merchandise. We intend to sell company-branded Brag House merchandise through our website (www.braghouse.com) and our application. Brag House users and non-user fans can purchase items such as customized Brag House long sleeve shirts, T-shirts, standard and zip up hoodies, beanies and snapback hats.

Key Performance Indicators

We focus on several key performance indicators, as discussed below, to assess our progress and drive revenue growth. We believe that by focusing on users and followers, engagement, and views and impressions, we can best measure our growth, the adoption of the Brag House platform and the overall impact that Brag House is having on the esports and gaming industry.

1.	Views and Viewership. We experienced strong community growth since we launched through March 31, 2025, reaching nearly 1,400,000 video views of our Brag House Content on video platforms, which represent a 148% increase in views year-over-year from 2020 to 2024. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per live stream across over 290,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes. This continued growth in views results in the exponential growth of our monetizable advertising inventory. Additionally, we believe our growth in views will be achieved largely via user generated content submitted to us by our community, significantly limiting the production cost and overall investment required to achieve the continued growth in our viewership. We define “views” as the number of people who watch either live content (broadcasts) or VODs that are available across Brag House’s digital presence on platforms such as the Brag House website, app, social media channels (Instagram, X (formerly known as Twitter), LinkedIn, Facebook, Snapchat, TikTok and Reddit) as well as streaming services channels (Twitch, YouTube).

2.	Impressions and Reach. We have generated nearly 8 million impressions since inception, which represents approximately a 57% increase year-over-year from 2020 to 2024. We define “impressions” as the aggregate number of times any pieces of our content have been viewed by brag house users across all social media platforms, regardless of if the specific content was interacted with or not. We define “reach” as the number of unique users that view our content across all social media platforms.

3.	Engagement. As of March 31, 2025, we had an average engagement rate of 7.76% across our marketing platforms during periods of time we host online and in-person activations, which is over 5X higher than the industry average of 1.5% according to Social Insider. This includes nearly 50,000 chat messages being sent during our gaming live streams. We continue to focus on ways we can repackage and distribute this significant derivative content library for further monetization. We define “engagement” as all digital interaction between the Brag House brand and our followers and users as well as interaction between followers and users on the Brag House platform and social media channels. These engagements can be measured by comments, chatting, likes, shares, posting, signing up for tournaments and events, interacting with polls on social media, placing Brags on the Brag House platform, placing bracket predictions on the Brag House platform, and other similar actions. We calculate “engagement rate” by dividing the amount of engagement on a piece of our content by the overall reach of that piece of content.

4.	Cost per Thousand Impressions and Cost per Click. As of March 31, 2025 Cost per Thousand Impressions, or Cost per Mille (“CPM”) was $3.10, which represents approximately 2X more cost effective compared to average CPM of $5.64 in the gaming industry. In addition, since 2023, our Cost per Click (“CPC”) was $0.24, which represents approximately 3X more cost effective compared to average CPC of $0.70 in the gaming industry. We believe that a lower CPM and CPC will attract sponsors and increase our revenues from advertising on our platform as we offer brands a more cost effective route to advertise to Gen Z in a manner that would result in higher value from a return on investment (“ROI”) point of view. We believe a lower CPM and CPC will attract sponsors and increase overall marketing spend on our platform which will result in increased revenues for the Company. We define CPM as the average cost a company pays for 1,000 advertisement impressions. Impressions occur when a user sees the advertisement. We define CPC as the cost a company pays for the number of times users click on a display ad attached to their sites. We believe that once our data insights services are made available in Q1 2026, both CPM and CPC will decrease for sponsors that purchase such services.

Partnerships

In May of 2021, we entered into an agency supplier agreement with Moroch, a marketing and communications agency, through which we hosted tournaments sponsored by McDonald’s and Coca-Cola. Under this agreement, we contracted for advertising and marketing services as well as the development of promotional materials bearing the trademarks of McDonald’s and Coca-Cola.

Pursuant to our agreement with Moroch, we held the “Texas Loyalty Cup”, a Brag House tournament, in 2021 in collaboration with McDonald’s and Coca-Cola, where college students from various universities across the State of Texas competed against each other playing Nintendo’s Super Smash Bros. Brag House put on a full production for the tournament including, in-game commentary, pre and post interviews, and created original graphics to promote the McDonald’s and Coca-Cola brands, as well as their products. The 18-hour live stream event reached 660,000 people with gender demographics of 66.60% men and 33.40% women.

The success of the tournament led to a continued and stronger relationship with McDonald’s and Coca-Cola as we had held two tournaments in 2022: “SoCal FIFA 23 Tournament” which was a direct contract with Coca-Cola and collaborated with McDonald’s through their marketing agency of the Southern California Region, DE, and “Black and Positively Golden Gamers HBCU Tournament Featuring Fortnite” which was a contract with McDonald’s through their agency, WI, in collaboration with Coca-Cola. Due to the success Brag House was able to achieve, the partnership with McDonald’s and Coca-Cola grew stronger as Brag House was contracted by Coca-Cola, in collaboration with McDonald’s, for the third consecutive year to host a nationwide Fortnite tournament with student gamers from five states (Washington, Oregon, California, Oklahoma and Kansas). The tournament is known as the Golden Royale Cup, and took place over the course of three weeks in November, with three qualifying matches, followed by a grand finale match. The Golden Royale Cup amassed nearly 20,000 total hours of aggregate live streaming content watched. And garnered nearly 300,000 views from gamers watching the tournament in real time. Furthermore, the event received nearly 1 million impressions across Brag House’s social media platforms.

In addition to the Golden Royale Cup from November 2023, Brag House has finalized three major partnerships agreements. The first was with the FWSC, a division of The City of Fort Worth, where we hosted an in-person esports and scholars event on September 21, 2024 at the FWCC focused on college students for the State of Texas. This event showcased not only competitive gaming for the casual gamers but also educational and career opportunities related to gaming and esports for Texas college students while giving the students opportunities to earn and win scholarships. This event featured speakers and panelists from diverse industries, including media agencies, universities, and the movie and entertainment sectors.

The second partnership was with the Denver Broncos, a world-renowned American Football franchise that competes in the NFL to be a gaming partner for in-person and digital gaming activations (i.e., gaming events) for, at minimum, the 2023-2024 NFL seasons. This partnership concluded in September 2024.

The third partnership that Brag House has secured is a strategic partnership with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football. There are no definitive agreements with these entities currently in place.

Our agreement with Learfield focuses on sales representation for sponsorship opportunities with the agreement ending on June 30, 2025 with automatic renewals for additional one-year periods (July 1 through June 30) unless either party (a) provides thirty (30) days’ written notice of its intention to terminate the agreement or (b) terminates at the end of a ten (10) day cure period following notice of the occurrence of a material default by the other party. With respect to each sponsor that signs a contract, Brag House and Learfield will share revenue based on the percentage of each party’s individual services and/or assets (each of which services and assets will be assigned a monetary value). In addition, the party responsible for initiating contact with the sponsor, whether Brag House or Learfield, will receive a twenty percent (20%) commission of the net revenue of the sponsorship agreement with such amount being taken from the other party’s revenue share. Each party is responsible for all of its own administrative and overhead costs along with all fulfillment costs incurred with respect to its services and assets included in any contract signed by a sponsor.

We believe Brag House will be able to leverage this relationship with Learfield to host tournaments and events across all of the universities for which Learfield holds media rights. Through these events, we further believe Brag House will facilitate engagement with student bodies, clubs, and other university-affiliated organizations with the permission of Learfield and its support in doing so, which will enable us to gather insights from participating users in accordance with applicable data privacy laws. However, it is important to note that the current agreement does not guarantee revenue, nor does it obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope. The partnership’s first activation is planned to be held online on May 17, 2025 (originally scheduled for March 5, 2025) for students and alumni of the University of Florida, one of Learfield’s media rights properties. The execution of this initial activation will serve as a test case for future expansion and data-driven initiatives.

As of March 31, 2025, our partnerships have accounted for 99% of our revenue.

While engaging with corporate sponsors is important to ensure we have the proper funding and infrastructure to host our popular tournaments, our college-level collaboration with organizations such as the Black Collegiate Gaming Association helps us to continue to drive grassroots adoption of our esports platform at the college level. In total we have hosted three events through these organizations (all in 2021), and such events were sponsored by LA Sparks, PlayStation, GameStop, NASCAR and NBA2K. In addition to the full production described above, the Brag House hosted panel presentations, which included individuals such as Brittney Sykes, professional WNBA player at the LA Sparks, Jacqueline Beacucamp, Chairwoman & CEO of Engaged Media, and others.

Web hosting Services with Amazon

We currently host our esports platform and support our operations using AWS, a third-party provider of cloud infrastructure services, along with other service providers traditionally used by AWS. Our commercial agreement with AWS will remain in effect until terminated by AWS or us. Either party may terminate this Agreement for cause if the other party is in material breach of this Agreement and the material breach remains uncured for a period of 30 days from receipt of notice by the other party. No later than the Termination Date, we must close our account. AWS may also terminate this Agreement immediately upon notice (A) for cause if AWS has the right to suspend under certain circumstances as set forth in the AWS customer agreement, (B) if AWS’ relationship with a third-party partner who provides software or other technology AWS uses to provide the Service Offerings expires, terminates or requires us to change the way AWS provides the software or other technology as part of the Services, or (C) in order to comply with the law or requests of governmental entities.

Third Party Payment Processors

Sales and Marketing

Prospective members and subscribers are introduced to Brag House through eight primary marketing channels, consisting of:

1.	our Collegiate Leads Program that amplifies our grassroot approach, through which we continuously increase brand awareness around campuses of colleges and universities across the United States as well as drive new traffic of users to our platform (application and website) with higher focus on college students and alumni of those schools;

2.	our in-application referral program that incentivizes users to invite their friends and acquaintances to join our platform by providing bonus Brag Bucks for each new user that joined (monthly bonus limitation may apply in certain cases) and the ability to compete with them in a social manner over bragging rights and other prizes;

3.	professionally produced gaming tournaments of popular video games, with higher focus on video games classified as esports games, that are streamed live on our platform (application and website), including our Twitch and YouTube channels as well as our Facebook Page;

4.	content library on our Twitch and YouTube channels that can be found through organic searches and through shared links by hundreds of millions;

5.	Brag House social media channels on Instagram, Facebook, X (formerly known as Twitter), TikTok, SnapChat, LinkedIn and Reddit, which enables us to organically reach hundreds of thousands of users that continuously drives traffic to our platform (application and website);

6.	Ad campaigns on advertising platforms such as Snapchat Ads, TikTok Ads, Facebook Ads, Instagram Ads, X (formerly known as Twitter) Ads, LinkedIn Ads and Google Ads, which all help increase our organic reach to potentially hundreds of millions primarily in the United States, but in the rest of the world as well; and

7.	continued press, press releases and public relations that drives brand awareness to our platform.

In addition to these channels, we also market our community and platform through in-app and in-live broadcasts/streams promotions, search engine optimization, online advertising as well as aim to engage with various social influencers ranging from Nano- to Macro-influencers to achieve multiple marketing strategies and build email marketing campaigns.

Users typically begin their relationship with Brag House by viewing content on the Brag House platform, which includes our website, Twitch and YouTube channels as well as our Facebook Page, registering an email address, and/or by participating in our entry-free esports tournaments. As discussed in ‘Our B2C Strategy’ section, users become more engaged by creating a profile on our platform where they can become a Bragger, our freemium entry-level membership, and enjoy the benefits of the Bragger. Following the freemium Bragger membership, users can enhance their experience and engagement opportunities by upgrading their memberships from our freemium Bragger membership to one of our paid-membership levels, where they have access to premium Brag House features that are not available at the freemium Bragger membership level. While initial membership at the Bragger level is free, we do monetize all members as activity grows with one-off paid experiences, in-app purchases, merchandise sales and through brand and media sponsorship revenues.

We plan to drive deeper user engagement by continuously enabling the freemium entry-level Bragger membership, which provides users the ability to experience our platform and community, increasing the number of tournaments we produce weekly, expanding our Collegiate Leads Program and reach across the nation, simplifying the Brags creation process on the platform to induce more streamers to create Brags, which drives user engagement, and/or acquiring content creators and talent to produce more captivating and engaging in-house content. We estimate that our monthly paid members can generate between $25 and $95 in annual revenue per member (excluding one-off purchases, as described above), and content from these experiences is broadcasted on our platform, including our Twitch and YouTube channels, as well as our Facebook page, which drives deeper user engagement and serves as a channel to attract new members.

Competition

Given that we operate in the global entertainment and esports industry, we consider any type of discretionary leisure and entertainment provider to be a competitor with respect to our consumers’ time and disposable income. Competition in the amateur esports gaming industry generally is intense. Our competitors range from established leagues and championships owned directly, as well as leagues franchised by, well known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur esports gaming ecosystem.

In the esports industry, our competitors fall into several categories: esports platforms (Activision Blizzard, Electronic Arts, Take-Two Interactive Software, Amazon.com), Gen Z-focused social platforms (Snap, Meta, Roblox), and companies with sophisticated data-valuation capabilities (Alphabet). Additionally, we expect competition from new entrants and adjacent competitors as esports and gaming continue to expand.

We differentiate ourselves from potential competition through our organic community and partnerships that enable experiences, community, content and commerce. Our core strengths include our ability to leverage our vertically integrated Brag House Platform to create economies of scale around esports tournaments as well as facilitate significant user engagement through our dominance of the college market and exclusive corporate partnerships.

Our Competitive Strengths

Based on management’s experience in the industry, we believe we have the following competitive strengths which enable us to compete effectively.

●	Brag House has a first to market grassroots approach to reaching its community.

●	Our focus on casual games has allowed us to create an inclusive environment that promotes not only casual gamer experiences, but also provides a venue for gamers to improve their skills and brand as the endeavor to become competitive or professional gamers and streamers.

●	Our vertically integrated Brag House Platform has allowed us to concurrently develop what we believe are compelling B2C and B2B product and service offerings.

●	Our proprietary or other attributes regarding our development and delivery model.

●	Our platform not only facilitates discoverability but also paves the way for aspiring professional gamers and streamers to reach their goals.

Growth Prospects

As we continue to invest in creating inclusive, exciting and personalized experiences for our users through our Brag House Platform, we will strive to build a leadership position within the growing esports gaming industry. We have established key areas of strategic focus that will guide the way we think about our future B2C and B2B growth prospects:

Expanding our community of casual gamers and fans is our top priority. Non-professional gamers represent more than 99% of all gamers globally according to Cyber Athletiks, presenting what we believe is a robust market segment that presents meaningful opportunity for growth. We will continue to invest in, and further enhance, our mobile and web platforms by (i) implementing a live-streaming functionality where our users can watch gaming streams live and chat, (ii) setting up separate subcommunities on our platform broken down by similar gaming interest, geographic location or college affiliation, (iii) promoting engagement that fosters a competitive and safe atmosphere among players who wish to compete against one another, and (iv) adding virtual and physical prizes that our users can win through engaging with our platform. We feel that the above measures will foster a positive relationship with our current userbase and foster community growth.

Strengthen and grow our B2B Partnerships. Given the potential reach of our tournaments, we believe we have the ability to reach, connect with, and influence a significant segment of casual gamers and spectators in a direct and authentic way. B2B partnerships represent a key part of our financial strategy, and because our target demographic represents such a large segment of the gaming market, we believe we can be a bridge between our users and tournament participants and our B2B partners. We further believe that as we continue to organically grow our community we will learn valuable insights about our core demographics, Gen Z. We feel that these insights will be invaluable to both the core demographics as well as our brand partners because we will be able to empower our community to receive products and services of value to them, while providing brands more cost efficient strategies to market to them effectively. In the future, we aim to expand our current sponsorship model and create a data insight model that will empower our B2B partners to utilize data insights we will choose to share with them to improve their success metrics, and therefore enhance the value and depth of our partnerships. To that end, Brag House began development of proprietary predictive data models designed to provide brands with in-depth Gen Z insights. We believe these models, combined with Learfield’s reach through its properties that it has media rights, will create expansive privacy protected and anonymized PII datasets with actionable predictive data insights of consumer behavior through our platform that will help brands and advertisers create tailored campaigns to the preferences of their targeted audience.

Organic Growth through Additional Offerings. Though Brag House was founded for casual gamers, and providing a home for casual gamers will continue to be our mission, we believe we can attract professional streamers and gamers by facilitating discoverability within our platform. We believe we can help casual gamers grow their following and create original content through our Brag House Platform for fans and followers through access to our library resources and services. In addition, we believe we can establish relationships with esports agencies and professional gaming organizations, and then connect these organizations to the gamers who build their profile using our platform. While we currently have no plans to become an in-person events company, we believe there is demand for in-person esports events. Our first in-person event hosted at the University of Dallas in October 2021 drew more than 2,500 students and faculty; our aim is to replicate and increase this turnout in future in-person events.

We encourage content creation by our users as part of our effort to help casual gamers interested in pursuing professional gaming, as a result, content creation may become one of our sources of revenue in the future.

Human Capital Strategy

A healthy culture and engaged workforce are essential to our ability to execute our strategic plan and build ongoing and meaningful relationships with our communities. As a knowledge-based business, our ability to attract, train, motivate and retain qualified employees is a critical factor in the successful development of our products and services. Our future success will remain dependent, in large measure, on our ability to continue attracting, training, motivating and retaining qualified employees.

Our talent acquisition planning and hiring strategies are aligned with our strategic vision and where we need to invest and develop as a business. We target talented individuals who possess skills that are critical to the future of our business, and we are committed to investing in the development and growth of diverse talent through community outreach and other social initiatives.

We are focused on promoting the total wellness of our people and maintaining resources, programs and services to support employees’ physical, mental, familial and financial health. We offer a wide range of benefits, such as comprehensive health insurance and time-off and leave programs.

Intellectual Property

Our business relies significantly on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology and trade secrets that we use to develop and properly run our interactive online gaming platform and service. Other intellectual property we create includes gaming-related technology and content, audio-visual elements, including graphics, music, story lines and interface design.

We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to potential infringing uses of our intellectual property by third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our interactive online gaming platform and service and other intellectual property. We typically own the copyright to the software code to our content, as well as the brand or title name trademark under which our online gaming platform and related services are marketed. We pursue the registration of our domain names, trademarks, and service marks in the United States and in locations outside the United States. We have one registered trademark for “Brag House,” Reg. No. 6676655.

We may seek patent protection covering inventions originating from us and, from time to time, review opportunities to acquire patents we believe may be useful or relevant to our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our gaming platform is marketed and used. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies on the Internet, gaming products and services, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we may face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As our business grows, we will likely face more claims of infringement.

Governmental Regulations

There are a variety of laws and regulations governing individual privacy and the protection and use of information collected from individuals, particularly in relation to an individual’s personally identifiable information (e.g., credit card numbers). We employ a kick-out procedure during member registration whereby anyone identifying themselves as being under the age of 18 during the process is not allowed to register for a player account on our website or participate in any of our online experiences or tournaments.

In addition, as a part of our experiences, we offer prizes and/or gifts as incentives to play. The federal Deceptive Mail Prevention and Enforcement Act and certain state prize, gift or sweepstakes statutes may apply to certain experiences we run from time to time, and other federal and state consumer protection laws applicable to online collection, use and dissemination of data, and the presentation of website or other electronic content, may require us to comply with certain standards for notice, choice, security and access. We believe that we are in compliance with any applicable law or regulation when we run these experiences.

Environmental Matters

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

Environmental, Social and Governance Strategy

As noted above, our mission is to empower individuals to interact and facilitate an organic and inclusive community in which casual gamers, streamers, fans and friends can compete, enjoy friendly bragging (i.e., banter) in a safe environment, support their players and teams and win prizes. Early data suggests that approximately 30% of our member users are women (who account for nearly 40% of our reach and views), which we believe is higher than other esports platforms. We are working to instill and reinforce diversity and inclusivity across our systems, processes and culture to attract, develop and retain great talent, to develop relatable content and engagement, to expand into new and diverse markets and to ensure that our users authentically reflect gamers around the United States.

Employees

As of March 31, 2025, we subcontracted work to two organizations as independent contractors, and had three full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We plan to increase the number of Brag House employees, and over the next 12 months, we are particularly focused on building our development, marketing, production and sales teams.

Our Initial Public Offering

On March 7, 2025, the Company closed the initial public offering (the “IPO”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In connection with the IPO, the Company entered into an Underwriting Agreement (“Underwriting Agreement”), dated March 5, 2025, with Kingswood Capital Partners, LLC (“Kingswood”) as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of Common Stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million. Following the signing of the Underwriting Agreement, our Common Stock began trading on Nasdaq under the symbol “TBH” on March 6, 2025.

Pursuant to the Underwriting Agreement, as partial compensation for its services, the Company issued to the underwriters, warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of Common Stock, representing 3% of the shares issued pursuant to the IPO. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025 and expiring on March 6, 2030, at an initial exercise price per share of Common Stock of $4.00, which is equal to 100% of the IPO price.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of Common Stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise, before deducting underwriting discounts and other related expenses, of $885,000. The over-allotment exercise closed on March 11, 2025.

Corporate Information

We were formed as a Delaware corporation in December 2021.

Brag House, Inc. (“BHI”), the Company’s wholly owned indirect subsidiary and the entity through which our operations are primarily conducted, was formed as a Delaware corporation in February 2018.

On June 11, 2021, Brag House, Ltd. (“BHL”) was registered in the United Kingdom. Their principal offices are located at 7 – 9 Swallow Street, London W1B 4DE, United Kingdom.

On August 16, 2021, BHL acquired all of the 10,000,000 issued and outstanding BHI shares held by BHI shareholders on a one for 14.07 basis (rounded to the nearest whole number) in exchange for 140,700,000 ordinary shares of £0.0001 in BHL, making BHI a wholly owned subsidiary of BHL (“UK Reorganization”).

Following the UK Reorganization, the board of directors of BHL determined that it was in the best interests of BHL and its shareholders that an initial public offering in the United States and concurrent listing on The Nasdaq Stock Market (“Nasdaq”) be pursued. To effect that proposed initial public offering and listing on Nasdaq, in December 2021, the Company was formed. On February 8, 2022, the Company approved a reorganization, in which the shareholders of BHL would exchange their ordinary shares and preference shares of BHL for a proportionate number of common and preferred shares in the Company on a 21 to 1 basis (“U.S. Reorganization”). Immediately following the U.S. Reorganization, BHL became the wholly-owned subsidiary of the Company, and BHI became the indirect wholly-owned subsidiary of the Company.

We anticipate that BHL will be wound down and dissolved as soon as reasonably practicable.

We effected a 1 for 5.1287 consolidation of our issued and outstanding Common Stock and Preferred Stock on June 14, 2024, (the “Original Reverse Split”). On October 11, 2024, we canceled the Original Reverse Split and filed an amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1 for 2.43615 consolidation of our issued and outstanding Common Stock and Preferred Stock (the “Reverse Split”). Any future redemption of stock options or warrants for options or warrants that were granted prior to October 11, 2024 will also reflect the Reverse Split. The Company began the process to pay for the Fractional Shares, which total $85.81, to its shareholders that were affected by the Reverse Split. This Annual Report gives effect to the cancellation of the Original Reverse Split and the effectiveness of the Reverse Split. Except where otherwise indicated, all share and per share data in this Annual Report have been retroactively restated to reflect the Reverse Split.

Our principal executive offices are located at 45 Park Street, Montclair, NJ 07042 and our telephone number is 413-398-2845. Our website address is www.braghouse.com. The investor relations portion of our website is available at corp.braghouse.com. The references to our website addresses do not constitute incorporation by reference of the information contained at or available through our websites, and you should not consider it to be a part of this Annual Report. We have included our website addresses in this Annual Report solely as inactive textual references.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an “emerging growth company”, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	the option to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

●	not being required to comply with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We may take advantage of these provisions until December 31, 2030 (the last day of our fiscal year following the fifth anniversary of the completion of our IPO). However, we will cease to be an emerging growth company if any of the following events occur prior to the end of such five-year period: (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period, or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in this Annal Report and our proxy statements.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report, including our financial statements and related notes appearing elsewhere in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Common Stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. For a summary of these risk factors, please see “Summary of Material Risks Associated with our Business” prior to Part I of this Annual Report.

Risks Relating to Our Business

We have not produced significant revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

Our operations since inception have produced limited revenues and may not produce significant revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we will encounter as a company operating in a rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results, and financial condition.

Our history of recurring losses and anticipated expenditures raises substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We have incurred operating losses to date and it is possible we may never generate a profit. Our financial statements included elsewhere in this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. If we are unable to raise sufficient capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy. We incurred a net loss of $3,288,519 and $4,672,348 for the years ended December 31, 2024 and 2023, respectively, and our accumulated deficit was $14,647,702 and $11,359,183 as of December 31, 2024 and December 31, 2023, respectively.

The net loss of $3,288,519 for the year ended December 31, 2024 included interest expense and amortization of debt discount of $525,772 and $46,410, respectively. These specific expenses are not expected to be incurred starting in Q2 2025 due to the conversion, at the closing of the IPO,  of all of the Original Issue Discount Convertible Promissory Notes outstanding prior to the IPO. While the Company may incur debt within the next 12 months, the Company does not expect interest expense and amortization of debt discount to be as high in 2025 as it was in 2023 and 2024.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our esports platform does not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

The loss of or a substantial reduction in activity by one or more of our largest clients, vendors and/or sponsors could materially and adversely affect our business, financial condition and results of operations.

Since inception, our partnerships accounted for approximately 99% of our revenue. As we are still developing our Brag House platform and attracting new users, the loss of any one of these partners from a historical perspective would be significant.

These partners and details regarding our dealings with them are as follows:

Coca-Cola and McDonald’s In 2021, we entered into an Agency Supplier Agreement with Moroch Partners, Inc., or Moroch, a marketing and communications agency. Pursuant to our agreement with Moroch, we held the “Texas Loyalty Cup”, a Brag House tournament, in 2021 in collaboration with McDonald’s and Coca-Cola. The success of the tournament led to a continued and stronger relationship with McDonald’s and Coca-Cola as we further held two tournaments in 2022: “SoCal FIFA 23 Tournament” which was a direct contract with Coca-Cola and collaborated with McDonald’s through their marketing agency of the Southern California Region, Davis Elen, or DE, and “Black and Positively Golden Gamers HBCU Tournament Featuring Fortnite” which was a contract with McDonald’s through their agency, Walton Isaacson, or WI in collaboration with Coca-Cola. Due to the success Brag House was able to achieve, the partnership with McDonald’s and Coca-Cola grew stronger as Brag House was contracted by Coca-Cola, in collaboration with McDonald’s, for the third consecutive year to host a nationwide Fortnite tournament with student gamers from five states (Washington, Oregon, California, Oklahoma and Kansas). The tournament is known as the Golden Royale Cup, and took place over the course of three weeks in November, with three qualifying matches, followed by a grand finale match. The Golden Royale Cup amassed nearly 20,000 total hours of aggregate live streaming content watched. And garnered nearly 300,000 views from gamers watching the tournament in real-time. Furthermore, the event received nearly 1 million impressions across Brag House’s social media platforms.

In addition to the Golden Royale Cup from November 2023, Brag House has finalized three major partnerships agreements. The first partnership agreement is with the Fort Worth Sports Commission, or FWSC, a division of The City of Fort Worth, where we hosted an in-person esports and scholars event on September 21, 2024 at the Fort Worth Convention Center, or FWCC, focused on college students for the State of Texas. This event showcased not only competitive gaming for the casual gamers but also educational and career opportunities related to gaming and esports for Texas college students while giving the students opportunities to earn and win scholarships. This event featured speakers and panelists from diverse industries, including media agencies, universities, and the movie and entertainment sectors. The second is with the Denver Broncos, a world-renowned American Football franchise that competes in the National Football League, or NFL, to be a gaming partner for in-person and digital gaming activations (i.e. gaming events) for the 2023-2024 NFL season. This partnership concluded in September 2024. The third partnership agreement is with Learfield, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football, for tournament and promotional events in 2024 and 2025. This partnership positions Brag House to leverage Learfield’s college network to generate sponsorship revenue, ensuring brand engagement opportunities, and gives Brag House access to extensive datasets from diverse college campuses as we evolve into a scalable data insight revenue model, where we aim to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. We believe this partnership will contribute directly to Brag House’s revenue model through shared sponsorship earnings, while validating Brag House’s marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces. However, it is important to note that the current agreement does not guarantee revenue, nor does it obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope. The partnership’s first activation is planned to be held online on May 17, 2025 (originally scheduled for March 5, 2025) for students and alumni of the University of Florida, one of Learfield’s media rights properties. The execution of this initial activation will serve as a test case for future expansion and data-driven initiatives.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions and their impact on levels of spending by users and advertisers. We are currently dealing with global changes in the macro-economic environment including disruptions in supply chain, labor disruptions, challenges in manufacturing, declines in customer demand, inflationary pressures, rising interest rates, and an impaired ability to access credit and capital markets, among other things. There are uncertainties as to the outcome of current financial conditions, including a recessionary environment or a contraction in the economy, which may impact overall consumer demand and supply requirements. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the entertainment and esports industries, which may adversely affect our business and financial condition.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income and advertisers’ budgets. Anyone of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources which could, in turn, reduce our cash flows and limit our ability to pursue growth opportunities.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities. We have and will continue to use significant capital for the growth and development of our business, and, as such, we expect to seek additional capital either from operations or that may be available from future issuance(s) of Common Stock or debt financings, to fund our planned operations.

Accordingly, our results of operations and the implementation of our long-term business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the adverse consequences arising out of disruption caused by COVID-19. The most recent global financial crisis resulted in extreme volatility and slowdown in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional capital from the capital markets. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly financial results have fluctuated in the past and we expect our financial results to fluctuate in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business.

We have a limited operating history. Although we have experienced significant growth since our gaming platform for amateur online experiences was launched, and we established our amateur tournaments and competitions, our historical growth rate may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have historically. As our amateur tournaments and competitions continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, tournaments and competitions in response to shifting demand in esports and online gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports and amateur online gaming competition is relatively new and rapidly developing and are subject to significant challenges. Our business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such a community through tournament fees, digital subscriptions for our esports gaming services, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the esports gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will continue to grow as rapidly as it has in the past.

Our revenue model may not remain effective, and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

We generate revenues from advertising, sponsorship and league tournaments, and through the operation of our live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees to compete in league competition. We have generated, and expect to continue to generate, a substantial portion of revenues using this revenue model in the near term. To date, all of our current revenue has been generated B2B from Tournaments and Tertiary Fees. Our other intended revenue sources we discuss in this Annual Report have not generated meaningful revenue as of yet. We are, however, particularly focused on implementing a direct to consumer model for our expanding gamer base. Although our business has experienced significant growth in recent years, there is no guarantee that our direct to consumer packages will gain significant traction to maximize our growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve gamer demands effectively.

Our marketing and advertising efforts may fail to resonate with amateur gamers and creators.

Our amateur tournaments and competitions are marketed through a diverse spectrum of advertising and promotional programs and campaigns such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our gaming community including via email, blogs and other electronic means. An increasing portion of our marketing activity is taking place on social media platforms that are either outside, or not totally within, our direct control. Changes to gamer preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target gamers and creators. Our ability to market our amateur tournaments and competitions is dependent in part upon the success of these programs. If the marketing for our amateur tournaments and competitions fails to resonate and expand with the gamer community, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur tournaments or competitions may suffer.

Rapid technology changes in the esports gaming market require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in the esports gaming market. We have invested, and in the future may invest, in new business strategies including a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the amateur gamer and deliver the best online and in-person gaming experience. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected, and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology or develop amateur tournaments or competitions that become popular with gamers and creators, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

Our development process usually starts with particular gamer experiences in mind, and a range of technical development and feature goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competitors may be able to achieve them more quickly and effectively than we can based on having greater operating capital and personnel resources. If we cannot achieve our technology goals within the original development schedule, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may be required to significantly increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our launch schedule or to keep up with our competitors, which would increase our development expenses.

We have a unique community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

We have cultivated an interactive and vibrant online social gamer community centered around amateur online gaming. We ensure a superior gamer experience by continuously improving the user interface and features of our gaming platform along with offering a multitude of competitive and recreational gaming experiences with first tier esports games. We believe that maintaining and promoting a vibrant community culture is critical to retaining and expanding our gamer community. We have taken multiple initiatives to preserve our community culture and values. Despite our efforts, we may be unable to maintain our community culture and cease to be the preferred platform for our target gamers and creators as we expand our gamer footprint, which would be detrimental to our business operations.

We operate in the entertainment and esports industries, both of which are intensely competitive. Our users may prefer our competitors’ offerings over our own.

We operate in the esports industry. Competition in the amateur esports gaming industry generally is intense. Our competitors range from established leagues and championships owned directly, as well as leagues franchised by, well known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur esports gaming ecosystem. If our competitors develop and launch competing amateur tournaments or competitions, or develop a more successful amateur online gaming platform, our revenue, margins, and profitability will decline.

In addition, we operate in the entertainment industry. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, and sporting events may be perceived by our users to offer greater variety, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our esports platform, our business model may not continue to be viable.

The specific industries in which we operate are characterized by dynamic user demand and technological advances, and there is intense competition among online esports platforms and entertainment providers. A number of established, well-financed companies producing esports content and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our business could suffer.

We currently have only limited license agreements with game publishers, and may not in the future enter into additional license agreements. Failure to do so may require us to modify, limit, or discontinue certain services, which could materially affect our business, financial conditions and results of operations.

The size and engagement level of our online and in-person gamers are critical to our success and are closely linked to the quality and popularity of the esports game publishers. Changes in consumer demand for, and acceptance of, the game titles that we offer for our tournaments and activities, as well as online multiplayer competitive gaming in general could adversely affect our ability to attract and retain users and affect the financial condition of our business. We currently have only limited license agreements in place with game publishers for the use of certain game titles played on our platform, and may not in the future enter into additional license agreements. These game publishers may unilaterally decide to prevent us from offering experiences on our platform using their game titles, as the case may be. Should those game publishers choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our tournaments and competitions may decline and the number of our gamers and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives.

Our success depends on our ability to maintain and grow the number of amateur gamers and creators attending and participating in our online tournaments and competitions, and using our gaming platform, and keeping our gamers and creators highly engaged. Of particular importance is the successful deployment and expansion of our direct to consumer model to our gaming community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage amateur gamers and creators and remain competitive, we must continue to develop and produce engaging tournaments and competitions, successfully leverage the newest “hit” esports games and titles, implement new technologies and strategies, improve features of our gaming platform and stimulate interactions in our gamer community.

A decline in the number of our amateur gamers and creators in our ecosystem may adversely affect the engagement level of our gamers and creators, the vibrancy of our gamer community, or the popularity of our amateur league play, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain or convert gamers and creators into direct to consumer-based paying gamers and creators, our revenues may decline, and our results of operations and financial condition may suffer.

We cannot assure you that our online and in-person gaming platform will remain sufficiently popular with amateur gamers and creators to offset the costs incurred to operate and expand it. It is vital to our operations that we remain sensitive and responsive to evolving gamer preferences and offer first-tier esports game content that attracts our amateur gamers and creators. We must also keep providing amateur gamers and creators with new features and functions to enable superior content viewing, and social interaction. Further, we will need to continue to develop and improve our gaming platform and to enhance our brand awareness, which may require us to incur substantial costs and expenses. If such increased costs and expenses do not effectively translate into an improved gamer experience and direct to consumer-based, long-term engagement, our results of operations may be materially and adversely affected.

In addition, users may stop using our esports platform at any time, including if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive offerings.

The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content, and amateur tournaments and competitions.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, amateur league tournaments and competitions, including our social media platforms on Instagram, Facebook, LinkedIn, X (formerly known as Twitter), TikTok, Reddit, Snapchat and various streaming outlets, including Twitch, YouTube, Meta Platforms, and ESL.tv. Our success also depends on our ability to accurately predict which channels, games, and platforms will be successful with the esports gaming community, our ability to develop and distribute commercially successful content, which is presently available on Twitch, amateur tournaments and competition for these channels and gaming platforms and our ability to effectively manage the transition of our gamers and creators from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our amateur gaming tournaments and competitions on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and gamers and creators away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing amateur tournaments or competitions is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

If we fail to maintain and enhance our brand or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. A well-recognized brand is important to increasing the number of esports gamers and creators and the level of engagement of our overall gaming community which is critical in enhancing our attractiveness to advertisers and sponsors. Since we operate in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance our market position.

Although we have developed our brand and amateur tournaments and competitions through word of mouth referrals and key strategic partners, as we expand, we may conduct various marketing and brand promotion activities using various methods to continue promoting our brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

In addition, any negative publicity in relation to our tournaments or competitions, or operations, regardless of its veracity, could harm our brands and reputation. Negative publicity or public complaints from gamers and creators may harm our reputation, and if complaints against us are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Negative gamer perceptions about our brand, gaming platform, amateur tournaments or competitions and/or business practices may damage our business and increase the costs incurred in addressing gamer concerns.

Esports gamer expectations regarding the quality, performance and integrity of our amateur tournaments and competitions are high. Esports gamers and creators may be critical of our brand, gaming platform, tournaments or competitions and/or business practices for a wide variety of reasons. These negative gamer reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative gamer reactions to game content via social media or other outlets, components and services, or objections to certain of our business practices. Negative gamer sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. The games offered through our gaming platform and other software applications and systems may contain defects, and the third-party platforms upon which they are made available could contain undetected errors.

Our technology infrastructure is critical to the performance of our platform and offerings and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We may in the future experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as the coronavirus) or other catastrophic events.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.

Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally.

In the course of our business, we may collect, process, store and use gamer and other information, including personally identifiable information, passwords and credit card information, the latter of which is subject to PCI-DSS (Payment Card Industry Data Security Standard) compliance. In addition, through our data insights model which we intend to implement in Q1 2026, we plan to collect data giving insight into the lifestyle and behavior of our users. We may share some of this data with third parties.

Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure this information could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our ability to maintain the credibility of our gamer community. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and creators and revenue.

A failure of Brag House’s information technology (IT) and data security infrastructure could adversely impact our business, operations, and reputation.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed or taken without our guests’ consent.

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the in-person and online functionality of our gaming platform. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems and processes to guard against cyber risks and to help protect our data and systems. However, the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our networks and gaming platform change frequently and often are not detected. Our systems and processes, and the systems and processes of our third-party business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our gaming platform, degrade the gamer experience, cause gamers and creators to lose confidence in our gaming platform and cease utilizing it, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Successful exploitation of our networks and gaming platform can have other negative effects upon the gamer experience we offer. In particular, the virtual economies that exist in certain of the games offered through our gaming platform are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular online game or service.

Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on AWS to deliver our offerings to users on our platform, and any disruption of or interference with our use of AWS could adversely affect our business, financial condition, results of operations and prospects.

We currently host our esports platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services, along with other service providers traditionally used by AWS. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience interruptions, delays, and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. Either party may terminate this Agreement for cause if the other party is in material breach of this Agreement and the material breach remains uncured for a period of 30 days from receipt of notice by the other party. No later than the Termination Date, we must close our account. AWS may also terminate this Agreement immediately upon notice (A) for cause if AWS has the right to suspend under certain circumstances as set forth in the AWS customer agreement, (B) if AWS’ relationship with a third-party partner who provides software or other technology AWS uses to provide the Service Offerings expires, terminates or requires us to change the way AWS provides the software or other technology as part of the Services, or (C) in order to comply with the law or requests of governmental entities. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host our platform on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

We depend on servers to operate our Brag House Platform with online features and our online gaming service. If we were to lose server functionality for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason could degrade or interrupt the functionality of our platform, and could prevent the operation of our platform for both in-person and online gaming experiences.

We also rely on networks operated by third parties to support content on our platform, including networks owned and operated by game publishers. An extended interruption to any of these services could adversely affect the use of our platform, which would have a negative impact on our business.

Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Our online gaming platform and games offered through our gaming platform may contain defects.

Our online platform and the games offered through our platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our platform before updates are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of our platform and associated systems and controls. Therefore, our platform and quality controls and preventative measures we have implemented may not be effective in detecting all defects in our gaming platform. In the event a significant defect in our gaming platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our competitions and other gameplay, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in negative publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our esports gaming services will be negatively impacted and alternative resources will not be immediately available. In addition, certain third-party software we use in our operations is currently publicly available free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

We exercise no control over the third-party vendors that we rely upon for cloud hosting, broadband and software service. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Growth and engagement of our gamer community depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

We make our services available across a variety of mobile operating systems and devices. We are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. Any changes in such mobile operating systems or devices that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order to deliver high quality services, it is important that our services work well across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our users to access and use our services, particularly on their mobile devices, our user growth and user engagement could be harmed, and our business and operating results could be adversely affected.

Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose their services.

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since the esports gaming industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may materially and adversely affect our ability to grow our business and hence our results of operations.

If any of our executive officers and key employees terminate their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose gamers and creators, know-how and key professionals and staff members. Certain of our executive officers and key employees have entered into non-solicitation and non-competition agreements with us. However, certain provisions under the non-solicitation and non-competition agreement may be deemed legally invalid or unenforceable. If any dispute arises between our executive officers and us, we cannot assure you that we would be able to enforce these non-compete agreements.

We rely on third-party payment processors to process deposits and withdrawals made by our users into the platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users into our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users on our platform, any of which could make our platform less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

If the Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We require technology-based service providers to implement cyber-attack-resilient systems and processes. However, if Internet service providers experience service interruptions, including because of cyber-attacks, or due to an event causing an unusually high volume of Internet use(such as a pandemic or public health emergency), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our platform or offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems.

There can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the user experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Over-reliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We utilize the advertising campaign capabilities of online advertising platforms such as Google ads, Facebook ads, Instagram ads, Snapchat ads and X (formerly known as Twitter) ads to drive users to our Brag House Platform. Additionally, through our partnership with Moroch, we hosted tournaments sponsored by McDonald’s and Coca-Cola in 2021. The success of the tournament led to a continued and stronger relationship with McDonald’s and Coca-Cola as we further held tournaments sponsored by McDonalds and Coca-Cola in 2022 and 2023. As of March 31, 2025, our partnerships have accounted for 99% of our revenue. The loss of or a substantial reduction in activity by one or more of our largest clients, vendors and/or sponsors could materially and adversely affect our business, financial condition and results of operations.

These relationships, along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses direct consumers to our platform. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other esports platforms with whom we compete.

While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

We generate revenue from advertising. The loss of advertisers, or reduction in spending by advertisers with Brag House, could seriously harm our business.

We generate a growing portion of our revenues from advertising and sponsorship, which we expect to further develop and expand in the near future as online viewership of our esports gaming offerings expand. Our revenues from advertising and sponsorship partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the esports gaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our gaming platform. If the online advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising and sponsorship revenue and our profitability and prospects may be materially and adversely affected.

Furthermore, our core and long-term priority of optimizing the gamer experience and satisfaction may limit our gaming platform’s ability to generate revenues from advertising and sponsorship. For example, in order to provide our gamers and creators with an uninterrupted competitive gaming experience, we do not place significant amounts of advertising on our streaming interface or insert pop-up advertisements during streaming. While this decision could adversely affect our operating results in the short-term, we believe it enables us to provide a superior gamer experience on our gaming platform, which will help us expand and maintain our current base of gamers and creators and enhance our monetization potential in the long-term. However, this philosophy of putting our gamers and creators first may also negatively impact our relationships with advertisers, sponsors or other third parties, and may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

Our business is subject to regulation, and changes in applicable regulations may negatively impact our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

In addition, we include modes in our gaming platform that allow players to compete against each other. Although we structure and operate these skill-based competitions with applicable laws in mind, our skill-based competitions in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

Changes in tax laws or regulations that are applied adversely to us or our clients may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, tax legislation was signed into law that contained many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act, the CARES Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations. We urge our stockholders and investors to consult with our legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our Common Stock.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Consumers are able to play the games offered through our gaming platform online, using our platform. We collect and store information about our consumers both personally identifying and non-personally identifying information. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside of the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate. The European Commission is also currently negotiating a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to European Union data protection law or its interpretation could disrupt and/or harm our business.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment, especially in regard to regulation of data protection, in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and began a transition period which expired on December 31, 2020. In particular, while the U.K. has implemented legislation that implements and complements the GDPR, with penalties of noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues, it is unclear how data transfers to and from the United Kingdom will be regulated. The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Although player interaction on our platform is subject to our privacy policies, end user license agreements, or EULAs, and terms of service, if we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and/or harm our business.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Further, our failure, and/or the failure by the various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, or the perception that any such failure or compromise has occurred, could damage our reputation, result in a loss of creators or attendees, discourage potential creators and attendees from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have an adverse effect on our business, results of operations and financial condition. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretation of the GDPR and other regulatory requirements requires time and resources and a review of the technology and systems currently in use against the requirements of GDPR and other regulations.

Risks Relating to Our Indebtedness

Our significant indebtedness has resulted in the issuance of a significant amount of shares of Common Stock. In addition, the future issuance of these shares may adversely affect our Common Stock price.

During August and September of 2024, the Company raised $280,000 in short-term loans that are expected to be repaid within a year, although a maturity date is not specified. These loans have a 100% interest fee that is due at the date of repayment and an additional 100% fee in shares of the Company’s Common Stock issued at the current fair market value, which was $1.41 at the dates of the loans. In September of 2024, the Company issued 198,454 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company.

In December of 2024, the Company raised $25,000 from a short term loan which has a 30% original issue discount that constitutes the interest due on the loan, a payment in equity kicker shares of the Company’s Common Stock having a combined value equaling 30% of the principal amount and had a maturity date of February 15, 2025. This loan was repaid in March of 2025, subsequent to the IPO. The number of shares subject to the equity kicker are 1,875 shares of Common Stock, which are calculated based on the Company’s initial offering price of $4.00 per share for a total share payable expense of $7,500. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025.

The future issuance of the shares pursuant to the loans from December 2024 to February 2025 could adversely affect the price of our Common Stock. We cannot predict the effect, if any, that market sales of those shares of Common Stock or the availability of those shares for sale will have on the market price of our Common Stock.

Risks Relating to Intellectual Property

We may be subject to claims of infringement of third-party intellectual property rights, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future.

From time to time, third parties may claim that we have infringed their intellectual property rights. For example, patent holding companies may assert patent claims against us in which they seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement.

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting esports games, our gaming platform or other features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license (if licenses are available at all), all of which could be costly, results in a loss of revenues for us and otherwise harm our business.

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those offered on our gaming platform or that we would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to gamers and creators may be precluded by existing patents that we are unable to license on reasonable terms.

Our technology, content and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

We regard our technology, content and brands as proprietary and take measures to protect our technology, content and brands and other confidential information from infringement. Piracy and other forms of unauthorized copying and use of our technology, content and brands are persistent, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our intellectual property rights to the same extent as the laws of the United States or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used by our business partners or by us, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all have contributed to an expansion in unauthorized copying of our technology, content and brands.

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our gaming platform, all of which could cause confusion, divert gamers and creators away from our gaming platform and league tournaments, or harm our reputation.

Competitors and other third parties may (i) register trademarks that are similar to our trademarks and (ii) purchase domain names or internet search engine keywords that are confusingly similar to our brands or websites in Internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert gamers and creators from us to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential gamers and creators away from our gaming platform to competing, irrelevant or potentially offensive platforms, which could harm our reputation and cause us to lose revenue.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard the protection of our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success. We rely on federal, state and common law rights, as well as contractual restrictions, and confidentiality and invention assignment agreements with our employees and contractors and other parties with whom we conduct business. These contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, and a decrease in our revenue which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property.

Currently, we have one (1) registered trademark. We also plan to file patents to protect our core technology and intellectual property. We cannot assure you that we will be granted a patent with respect to any patent applications we intend to file. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. Failure to maintain or protect these rights could harm our business. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our pending patent and trademark applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States.

In addition, any unauthorized use of our intellectual property by third parties may adversely affect our current and future revenues and our reputation. Policing unauthorized use of proprietary technology is difficult and expensive. Others may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

We may be subject to legal liability for information or content displayed on, retrieved from or linked to our online gaming platform, or distributed to our users.

Our interactive live streaming platform enables gamers and creators to exchange information and engage in various other online activities. Although content on our online gaming platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, or other alleged damages could be asserted against us. We may be subject to claims by virtue of our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties. Further, although we require our gamers and creators to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers and creators. In addition, because a majority of the communications on our online and in-person gaming platform is conducted in real-time, we are unable to examine the content generated by gamers and creators before they are posted or streamed. Therefore, it is possible that gamers and creators may engage in illegal, obscene or incendiary conversations or activities, including publishing inappropriate or illegal content that may be deemed unlawful. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our online gaming platform.

If any content on our platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, breaches of contract, copyright, patent or trademark infringement, unfair competition, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through our platform. We may be subject to claims by virtue of our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties.

The law relating to the liability of online service providers for others’ activities on their services is still somewhat unsettled around the world. We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, or the DMCA, the Communications Decency Act, or the CDA, and the fair-use doctrine. However, each of these statutes and doctrines is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. If these state laws were upheld in a challenge in court or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our service, we could incur liability or be required to make significant changes to our online gaming platform, business practices, or operations, and our business could be seriously harmed. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers and creators, which may adversely affect our results of operations.

Intensified government regulation of the Internet industry could restrict our ability to maintain or increase the level of traffic to our gaming platform as well as our ability to capture other market opportunities.

The Internet industry is increasingly subject to strict scrutiny. New laws and regulations may be adopted from time to time to address new issues that come to the authorities’ attention. We may not timely obtain or maintain all the required licenses or approvals or make all the necessary filings in the future. We also cannot assure you that we will be able to obtain the required licenses or approvals if we plan to expand into other Internet businesses. If we fail to obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various penalties, which may disrupt our business operations or derail our business strategy, and materially and adversely affect our business, financial condition and results of operations.

Changes in intellectual property laws and governmental regulations regarding the internet that are applied adversely to us or our members may have a material adverse effect on our business operations, financial condition and results of operations.

New intellectual property laws, statutes, rules and regulations could be enacted at any time, which may affect our business and financial performance. Further, the applicability and scope of these laws as interpreted by the courts, remain uncertain and could harm our business. To date, laws, regulations and enforcement actions by governments have not materially restricted use of the internet in most parts of the world. However, the legal and regulatory environment relating to the internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising.

In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our online gaming platform over the internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the DMCA, the CDA, and the fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union.

Each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or users to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

From time to time we may become involved in legal proceedings.

From time to time we may become subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Risks Relating to Ownership of Our Common Stock

We have identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We have identified control deficiencies in our financial reporting process that constitute material weaknesses in our consolidated financial statements as of December 31, 2024 and 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have a material weakness related to the review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

We have already taken a number of measures to address the material weaknesses that have been identified. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Internal Control Over Financial Reporting.” However, we cannot assure you that these measures may fully address the material weaknesses in our internal control over financial reporting or that we may conclude that they have been fully remediated.

We expect to complete our remediation plan within the next 12 months. However, we have not tested the effectiveness of our internal control over financial reporting and cannot assure you that we will be able to successfully remediate these material weaknesses and, even if we do, we cannot assure you that we will not suffer from other material weaknesses in the future. Except for additional personnel costs, we do not expect to incur any material costs related to our remediation plan.

If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in loss of investors’ confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our Common Stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

We may be required, under certain circumstances, to pay the counterparties to the MSA and the SaaS Agreement, in cash, a collective amount of up to $5 million, and such obligations could adversely affect our liquidity and financial condition.

In the event that Artemis, the counterparty to the MSA, seeks to sell the shares of the Artemis Stock Consideration on a given day when the then-applicable closing price of such shares is less than the Target Sale Price and Artemis actually sold such shares at a price below the Target Sale Price, the Company has agreed to pay Artemis, in cash, the difference between the Target Sale Price and the actual price per share it receives in respect of such sale up to an aggregate amount equal to $3,750,000, subject to certain other conditions, thus providing a guarantee of a minimum value. This guarantee is only in effect for a period of time and, in any event, if Artemis does not liquidate all of the Artemis Stock Consideration within 18 months of release of each corresponding lock-up, the minimum value guarantee will no longer be in effect.

In the event that EVEMeta, the counterparty to the SaaS Agreement, seek to sell the shares of the EVEMeta Stock Consideration on a given day when the then-applicable closing price of such shares is less than the Target Sale Price and EVEMeta actually sold such shares at a price below the Target Sale Price, the Company agreed to pay EVEMeta, in cash, the difference between the Target Sale Price and the actual price per share it receives in respect of such sale up to an aggregate amount equal to $1,250,000, subject to certain other conditions, thus providing a guarantee of a minimum value. This guarantee is only in effect for a period of time and, in any event, if EVEMeta does not liquidate all of the EVEMeta Stock Consideration within 18 months of release of each corresponding lock-up, the minimum value guarantee will no longer be in effect.

Our obligations to Artemis and EVEMeta could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. If we are forced to pay a collective amount equal to millions of dollars to Artemis and EVEMeta, our liquidity, financial condition, and amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes would be adversely affected.

There can be no assurance that an active market in which investors can resell their shares of our Common Stock will develop.

Prior to the IPO, there had been no public market for shares of our Common Stock. Even though our shares began trading on Nasdaq on March 6, 2025, there can be no assurance that an active and liquid trading market for our Common Stock will develop or be maintained. Liquid and active trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. The market price of our Common Stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Common Stock, you could lose a substantial part or all of your investment in our Common Stock.

Our share price may be volatile, and purchasers of our Common Stock could incur substantial losses.

Our share price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Common Stock at or above the $4.00 IPO price. The market price for our Common Stock may be influenced by many factors, including, but not limited to:

●	overall strength and stability of general economic conditions, and of the esports industry, both in the United States and globally;

●	changes in consumer demand for, and acceptance of, the game titles that we offer for our tournaments and activities, as well as online multiplayer competitive amateur gaming in general;

●	changes in the competitive environment, including new entrants in the market for online amateur competitive gaming;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the industries in which we compete and issuance of new or changed securities;

●	analysts’ reports or recommendations;

●	the failure of securities analysts to cover our Common Stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our Common Stock;

●	the issuance of any additional securities of ours;

●	investor perception of our company and of the industry in which we compete; and

●	general economic, political and market conditions.

We may not be able to maintain a listing of our Common Stock on Nasdaq.

Following the start of the trading of our shares on Nasdaq on March 6, 2025, we must meet certain financial and liquidity criteria to maintain our listing on Nasdaq. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our Common Stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. The delisting of our Common Stock could significantly impair our ability to raise capital and the value of your investment.

Our management team has limited experience managing a public company.

The members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

As a result of becoming a public company, we are obligated to report on the effectiveness of our internal controls over financial reporting. These internal controls may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 302 of the Sarbanes-Oxley Act is applicable to us and we are required to evaluate our internal controls over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company” and a “Smaller Reporting Company,” as more fully described in “Business— Implications of Being an Emerging Growth Company and a Smaller Reporting Company,” we will also be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” under the JOBS Act. We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a material adverse effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, and requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions, and other regulatory action and potentially civil litigation, which could have a material adverse effect on our financial condition and results of operations.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We will remain an “emerging growth company” for up to five years, although we may cease to be an emerging growth company earlier under certain circumstances. See “Business — Implications of Being an Emerging Growth Company and a Smaller Reporting Company,” for additional information on when we may cease to be an emerging growth company. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

A substantial portion of our total issued and outstanding shares may be sold into the market at any time. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

All of the shares sold in our IPO were, upon issuance, freely tradable without restrictions or further registration under the federal securities laws.

Previously issued shares of Common Stock that were not offered and sold in our IPO, as well as shares issuable upon the conversion of convertible notes, are or will be upon issuance “restricted securities,” as that term is defined in Rule 144 under the Securities Act. These restricted securities are eligible for public sale only if such public resale is registered under the Securities Act or if the resale qualifies for an exemption from registration under Rules 144 or 701 under the Securities Act. Approximately 29.02% of the 10,723,908 shares of our Common Stock outstanding are subject to a lock-up period of 180 days (September 3, 2025) following the closing of the IPO. Upon expiration of the 180 day lock-up period, 9,755,158 shares (all shares currently outstanding except for 968,750 shares in total held by Artemis and EVEMeta) will be available for sale in the public market, subject in some cases to applicable volume limitations under Rule 144.

Additionally, we intend to register all our Common Stock that we may issue under our employee benefit plans. Once we register these shares, they can be freely sold in the public market upon issuance, unless pursuant to their terms these share awards have transfer restrictions attached to them. Sales of a substantial number of shares of our Common Stock, or the perception in the market that the holders of a large number of shares intend to sell Common Stock, could reduce the market price of our Common Stock.

Additionally, 252,197 shares of Common Stock were registered for resale in connection with a resale offering that took place simultaneously with the IPO. We registered these shares to facilitate the resale by the selling stockholders of these shares into the public market. These shares were either acquired (i) in return for services with a total cost of $633,000 (161,149 shares), (ii) in connection with the issuance of convertible notes (9,586 shares) with a price per share of $3.46 (as adjusted for the Reverse Split), or (iii) as payment of interest on loans totaling $280,000 (81,462 shares). In addition, we have agreed to a minimum value guarantee with two of the selling stockholders, Artemis (78,125 shares) and EVEMeta (62,500 shares), such that if they sell their shares on the open market for less than $4.00 per share, we will pay them in cash an amount equal to the difference between the $4.00 price and the actual price per share. As a result of (a) the low price per share at which the selling stockholder acquired their shares and (b) in the case of the shares being registered on behalf of Artemis and EVEMeta, the minimum value guarantee, the selling stockholders may be willing accept a lower price for the resale of their shares of Common Stock than the $4.00 IPO price. The selling stockholders accepting a price lower than $4.00 per share could reduce the market price of our Common Stock.

If we issue shares of preferred stock your rights as a holder of our Common Stock may be materially adversely affected.

Our Board is authorized to issue up to 25,000,000 shares of “blank check” preferred stock. The designations, rights and preferences of our preferred stock may be determined from time to time by our Board. Accordingly, our Board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of the holders of our Common Stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of our Common Stock;

●	dilute the value of holders’ investment in our Common Stock;

●	make it more difficult for a third party to gain control of us;

●	discourage bids for our Common Stock;

●	limit or eliminate any payments that the holders of our Common Stock could expect to receive upon our liquidation; or

●	adversely affect the market price of our Common Stock.

We do not intend to pay dividends on our Common Stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our shares appreciates.

We do not plan to declare dividends on shares of our Common Stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our Common Stock appreciates, which may not occur, and you sell your shares at a profit. There is no guarantee that the price of our Common Stock that will prevail in the market will ever exceed the price that you pay.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	the option to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports, proxy statements and registration statements;

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	not being required to comply with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We may take advantage of these provisions until December 31, 2030 (the last day of our fiscal year following the fifth anniversary of the completion of our IPO). However, we will cease to be an emerging growth company if any of the following events occur prior to the end of such five-year period: (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period, or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in this Annal Report and our proxy statements.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of the Company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and second amended and restated bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and

●	prohibit our stockholders from acting by written consent in lieu of a meeting.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees giving rise to such claim.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions, suits or proceedings (“Proceedings”):

●	any derivative Proceeding brought on our behalf;

●	any Proceeding asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders;

●	any Proceeding asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

●	any Proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or second amended and restated bylaws; and

●	any Proceeding asserting a claim governed by the internal affairs doctrine.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Therefore, pursuant to our second amended and restated bylaws, the choice of forum provision in our Certificate of Incorporation shall not apply, and Company has consented to such inapplicability, to claims or causes of action brought to enforce a duty or liability created by the Securities Act, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, our second amended and restated bylaws provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors. However, this choice of forum provision may limit a stockholder’s ability to bring a Proceeding in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders. Further, this choice of forum provision may increase the costs for a stockholder to bring such a Proceeding and may discourage them from doing so.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a Proceeding in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our certificate of incorporation or our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such Proceeding in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Brag House relies on cloud-based infrastructure, proprietary software systems, and third-party service providers to operate its digital media platform, which is focused on engaging Gen Z audiences through casual gaming, college sports, and social experiences. As a technology-enabled media company, we recognize the importance of cybersecurity in protecting our digital assets, user engagement data, and strategic operations.

We are in the process of formalizing a cybersecurity risk management program tailored to our current scale and evolving operations. Our risk management efforts are focused on foundational protections, including the use of secure infrastructure (e.g., cloud-hosted environments via Amazon Web Services), hardware-based protections (e.g., exclusive use of Apple systems by key internal personnel such as our Chief Executive Officer), and security features such as multi-factor authentication (MFA) for key accounts and tools. We also maintain a cyber liability insurance policy intended to mitigate potential financial impacts arising from cyber threats.

To support our technical development and operational scalability, Brag House partnered and is engaged with two experienced technology companies—Artemis and EVEMeta. Both companies work under the supervision of Brag House executive management and are led by a shared Chief Technology Officer with extensive experience in enterprise-scale software development and infrastructure management. These technology partners are integral to our engineering and product support, and we coordinate closely with them on matters relating to information security, data protection, and secure development practices.

We understand that cybersecurity threats—ranging from phishing to more sophisticated forms of intrusion—are dynamic and evolving. While we have not, to date, experienced any cybersecurity incidents that have materially affected our operations, results of operations, or financial condition, we continue to monitor our risk exposure and expect to expand our cybersecurity infrastructure and governance as our business matures. For additional information about risks related to our use of technology and data, see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Governance

The oversight of cybersecurity risk at Brag House is currently managed by our senior executive team, including our Chief Executive Officer and Chief Operating Officer, who work closely with our technology partners to monitor, assess, and manage our exposure to cybersecurity threats. While we do not currently maintain an internal Chief Information Security Officer or formal risk committee at the board level, cybersecurity is included as part of our broader operational and strategic risk review process.

Our CEO and COO receive regular updates from Artemis and EVEMeta regarding technology system integrity, cybersecurity considerations, and best practices. These updates include assessments of vulnerabilities, product-related security implications, and measures to address emerging risks. As our company continues to grow and mature, we expect to enhance our internal cybersecurity governance processes, including formalizing responsibilities, increasing engagement with external experts, and providing regular briefings to our Board of Directors on relevant cybersecurity developments.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats to and security incidents relating to our information systems. For more information, please see “Risk Factors – Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally” and “Risk Factors - A failure of Brag House’s information technology (IT) and data security infrastructure could adversely impact our business, operations, and reputation.”

ITEM 2. PROPERTIES

Our corporate headquarters is located at 45 Park Street, Montclair, NJ 07042. The office is a virtual office for purposes of consistent point of contact and for communications with the public and the shareholders of the Company. Day to day operations are performed by our team via the internet and other means of mobile communication tools which allows us to limit the need for formal space. We have no intention of finding, in the near future, another office space to rent during the development stage of the company. We believe that our facilities are adequate to meet our needs for the immediate future and that suitable additional space will be available to accommodate any expansion of our operations as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our Common Stock is listed on the Nasdaq Capital Market, under the symbol “TBH”.

As of May 6, 2025, there were approximately 116 record holders of our Common Stock. The number of record holders does not include beneficial owners of Common Stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares of Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on May 6, 2025 was $0.577.

Dividends

We have not declared or paid any cash dividends on our Common Stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our Common Stock will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers to be relevant.

Recent Sales and Issuances of Unregistered Securities

Original Issue Discount Convertible Promissory Notes

From 2022 through 2024, the Company issued convertible debt in the form of original issue discount convertible promissory notes. These notes provided investors with a 20% discount on their investment amount. A total of $2,288,884 was received by the Company as of May of 2024 with a total discount of $572,221, resulting in the issuance of notes with an original principal amount of $2,861,105. The original principal balance was then further increased due to loan extensions fees totaling $2,861,406 - which resulted in a total principal amount due to noteholders at December 31, 2024 of $5,722,511. A total of $888,893 was accrued in interest through 2024. In addition, the note holders were issued a total of 76,110 shares of Common Stock as settlement of equity kicker shares that were due to investors for amounts totaling $186,775.

All of these notes from 2022 through 2024 were converted into shares of Common Stock in March of 2025 following the closing of our IPO. The note holders were issued a total of 1,912,176 shares.

An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 to be converted into 29,660 shares of Common Stock. In April of 2025, 29,305 of these shares were granted. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet granted, $1,234, is recorded as a share payable balance until granted.

Original Issue Discount Convertible Promissory Note - December 2024

In December of 2024, the Company raised $25,000 from a short-term promissory note which has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s Common Stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s price per share at the IPO, which was at $4.00 per share. This resulted in shares payable of 1,875, which are valued at $4.00 per share as of the issuance date These shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025.

Similar to this loan, the Company raised an additional $150,000 from two short-term promissory notes during 2025 which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s Common Stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of Common Stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance in 2025. These shares were issued in April of 2025.

Marketing Agreement

In March of 2025, the Company executed a modification of the existing marketing agreement with Outside the Box Capital to revise the terms. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. As a result, the base compensation is expected to be $100,000 which will be payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s listing date as a publicly traded company (“Listing Date”) and the second and final payment for the remaining amount will be due three months from the Listing Date. The first payment of $50,000 was made in April of 2025, subsequent to the due date of March 20, 2025. Additionally, $200,000 worth of the Company’s Common Stock, priced at the Company’s IPO price of $4.00 per share became due within ten business days of the Listing Date. The Company issued the shares in April of 2025, subsequent to the due date of March 20, 2025. Lastly, 50,000 additional Common Stock shares will be issued as an earnout tranche if, within the terms of the agreement, the Company’s shares achieve a seven day moving average (calculated using daily VWAP) share price of $9 or higher. The shares would be due within 10 days following the achievement.

2024 Stock Issuances

On March 22, 2024, the Company sold 29,093 shares of Common Stock for total proceeds of $100,000.

On December 26, 2024, the Company sold 6,250 shares of Common Stock to our current CFO, Chetan Jindal, for total cash proceeds of $25,000. These shares were issued in April of 2025 .

In March of 2025, the Company’s Board of Directors issued their unanimous consent to issue shares in connection with several transactions and the Company issued those shares. The Company authorized and issued 56 shares of Common Stock owed following the effecting of the Reverse Stock Split by the Company’s transfer agent in January of 2025.

Lastly, in March of 2025, the Company authorized and issued 82,096 shares of Common Stock due to the conversion of each share of series A convertible preferred stock to one share of Common Stock.

Shares Payable

In May of 2025, the Company issued 59,746 shares of Common Stock in connection with payment to several contractors for services totaling $164,630.

Notes Payable

During August and September of 2024, the Company raised $280,000 in short-term loans that are expected to be repaid within a year, although a maturity date is not specified. These loans have a 100% interest fee that is due at the date of repayment and an additional 100% fee in shares of the Company’s Common Stock issued at the current fair market value, which was $1.41 at the dates of the loans. In September of 2024, the Company issued 198,454 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company.

Artemis Stock Consideration and EVEMeta Stock Consideration

On the Artemis Effective Date, Brag House entered into the MSA with Artemis, a technology company focused on B2B2C solution for engagement, streaming, and gaming, whereby Artemis agreed to develop, and the Company agreed to purchase, a proprietary machine learning solution for our platform, in exchange for the Artemis Stock Consideration. The Artemis Stock Consideration is subject to a lock-up provision, with shares of the Artemis Stock Consideration to be released in three (3) equal tranches of 312,500 shares each according to the terms outlined in the MSA and the respective Statements of Work (“SOWs”) attached thereto. In the event that Artemis seeks to sell the shares of the Artemis Stock Consideration on a given day when the then-applicable closing price of such shares is less than $4.00 per share (the “Target Sale Price”) and Artemis actually sold such shares at a price below the Target Sale Price, the Company agreed to pay Artemis in cash the difference between the Target Sale Price and the actual price per share it receives in respect of such sale up to an aggregate amount equal to $3,750,000, subject to certain other conditions, thus providing a guarantee of a minimum value. This guarantee is only in effect for a period of time and, in any event, if Artemis does not liquidate all of the Artemis Stock Consideration within 18 months of release of each corresponding lock-up, the minimum value guarantee will no longer be in effect.

Additionally, on the EVEMeta Effective Date, Brag House entered into the SaaS Agreement with EVEMeta, whereby EVEMeta agreed to license its solution to the Company, and the Company agreed to issue the EVEMeta Stock Consideration. The EVEMeta Stock Consideration is also subject to a lock-up provision, with shares of the EVEMeta Stock Consideration to be released in accordance with the terms outlined in the SaaS Agreement .. In the event that EVEMeta seeks to sell the shares of the EVEMeta Stock Consideration on a given day when the then-applicable closing price of such shares is less than the Target Sale Price and EVEMeta actually sold such shares at a price below the Target Sale Price, the Company agreed to pay EVEMeta in cash the difference between the Target Sale Price and the actual price per share it receives in respect of such sale up to an aggregate amount equal to $1,250,000, subject to certain other conditions, thus providing a guarantee of a minimum value. This guarantee is only in effect for a period of time and, in any event, if EVEMeta does not liquidate all of the EVEMeta Stock Consideration within 18 months of release of each corresponding lock-up, the minimum value guarantee will no longer be in effect.

The offer and sale of all securities listed in this Item 5 was made to a limited number of accredited investors and qualified institutional buyers in reliance upon exemptions from the registration requirements pursuant to Section 4(a)(2) under the Securities Act and Regulation D promulgated under the Securities Act. Individuals who purchased securities as described above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued in such transactions.

Use of Proceeds from Registered Securities

On March 7, 2025, we closed our IPO in which we issued and sold 1,475,000 shares of Common Stock. The shares sold in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-280282) which was declared effective by the SEC on February 14, 2025. Our shares of Common Stock were sold at an initial public offering price of $4.00 per share, which generated net proceeds of approximately $5.428 million after deducting underwriting discounts and commissions of $472,000. We estimated that we incurred offering expenses of approximately $2.08 million. On March 10, 2025, the representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of Common Stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise, which generated net proceeds of approximately $814,200 after deducting underwriting discounts and commissions of $70,800. The over-allotment exercise closed on March 11, 2025.

We expect to use the proceeds (net of underwriting discounts) from our IPO to repay notes payable and bridge loans and for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures.

There has been no material change in our planned use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus, filed with the SEC on March 7, 2025 pursuant to Rule 424(b)(4) relating to our Registration Statement.

Kingswood Capital Partners, LLC acted as representative of the underwriters. WestPark Capital, Inc. acted as an underwriter with regard to the offering.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of the Annual Report captioned “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Business Overview

Brag House is a mission-driven organization that utilizes a diversified business strategy to operate a vertically integrated platform designed for casual college gamers to drive community-driven gaming experiences anchored in the college sports culture, while creating authentic pathway for brands to connect with our Gen Z audience.

Brag House is a Delaware corporation formed in December 2021. Our founders developed the idea for the Brag House platform in 2018, when our Chief Executive Officer Lavell Juan Malloy, II and his co-founder, Chief Operating Officer Daniel Leibovich, recognized a need in the gaming industry for an esports platform focused specifically on the casual college gamer, and formed our indirect wholly-owned subsidiary, BHI. At that time, our co-founders believed that a significant amount of industry resources were focused predominantly on competitive and professional gamers, much to the detriment of casual gamers, generally, and casual college gamers, specifically. In the years ensuing, we have maintained our focus on the casual college gaming segment and believe we are developing a first-of-its-kind digital platform for casual college gamers to compete, support their team, banter in a safe environment and win prizes. Our vertically integrated approach combines gamer recruitment, facilitation of community engagement and content creation, live-stream production and tournament host activities.

We believe we are creating a new sports medium for Gen Z to engage through gaming by merging gameplay with school spirit in Brag House and student-led activations and tournaments tied to college rivalries with Brag House features and capabilities such as our Bragging Functionality, Loyalty Tokens reward system, and brand-sponsored content and prizes. The growth of our platform since our inception is encouraging, and we believe we are strongly positioned to capitalize on a large portion of the available gaming market. We experienced strong community growth since we launched through March 31, 2025, reaching nearly 1,400,000 video views of our Brag House content on video platforms including X (formerly known as Twitter), TikTok, Meta, Twitch and YouTube, which represent a 148% increase in views year-over-year from 2020 to 2024. We have also generated nearly 8 million impressions and video views since inception, which represents approximately a 57% increase year-over-year from 2020 to 2024. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per stream across over 290,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes.

We are focused on creating an organic and inclusive community which facilitates personalized experiences. We believe our experiential framework offers a more authentic and differentiated channel for advertisers to utilize, making the otherwise elusive demographic of gamers and streamers accessible at scale to ourselves and our partners. We do this by offering brand sponsors and advertisers an exclusive marketing channel to reach elusive Gen Z and Millennial gamers and creators, while offering players ways to access exclusive tournaments and programming.

In fiscal  year 2024, we remained focused on refining our core technology platform, expanding sponsor relationships, and preparing for our IPO, which closed in March 2025.

In May 2025, we will launch the first activation under our strategic partnership with Learfield, beginning with the University of Florida. This effort includes event planning, brand asset integration, student athlete involvement, and cross-channel marketing. We believe these activations represent a cornerstone of our digital advertising growth strategy.

Additionally, post-IPO, we began execution of our development plan with our technology partners, Artemis and EVEMeta. These developments include a focus on building a scalable data insights monetization SaaS model, with a beta version expected in Q1 2026. Once market-ready, we believe this SaaS model will provide a recurring revenue stream by offering anonymized behavioral insights to brand clients seeking better Gen Z engagement.

We continue to manage costs associated with our platform and obligations as a public company while investing in revenue-generating infrastructure. We are also exploring cost-efficient marketing methods to optimize awareness while maintaining efficient customer acquisition costs with a focus on high ROI.

Key near-term objectives include:

●	Scaling Learfield-based activations across additional universities under Learfield’s media rights.

●	Launching digital activations with rewards through Loyalty Tokens and Bragging Functionality.

●	Advancing Artemis and EVEMeta development modules to operational beta.

Organization

We were formed as a Delaware corporation in December 2021.

Brag House, Inc. (“BHI”), the Company’s wholly owned indirect subsidiary and the entity through which our operations are primarily conducted, was formed as a Delaware corporation in February 2018.

On June 11, 2021, Brag House, Ltd. (“BHL”) was registered in the United Kingdom. Their principal offices are located at 7 – 9 Swallow Street, London W1B 4DE, United Kingdom.

On August 16, 2021, BHL acquired all of the 10,000,000 issued and outstanding BHI shares held by BHI shareholders on a one for 14.07 basis (rounded to the nearest whole number) in exchange for 140,700,000 ordinary shares of £0.0001 in BHL, making BHI a wholly owned subsidiary of BHL (“UK Reorganization”).

Following the UK Reorganization, the board of directors of BHL determined that it was in the best interests of BHL and its shareholders that an initial public offering in the United States and concurrent listing on The Nasdaq Stock Market (“Nasdaq”) be pursued. To effect that proposed initial public offering and listing on Nasdaq, in December 2021, the Company was formed. On February 8, 2022, the Company approved a reorganization, in which the shareholders of BHL would exchange their ordinary shares and preference shares of BHL for a proportionate number of common and preferred shares in the Company on a 21 to 1 basis (“U.S. Reorganization”). Immediately following the U.S. Reorganization, BHL became the wholly-owned subsidiary of the Company, and BHI became the indirect wholly-owned subsidiary of the Company.

We anticipate that BHL will be wound down and dissolved as soon as reasonably practicable.

We effected a 1 for 5.1287 consolidation of our issued and outstanding Common Stock and Preferred Stock on June 14, 2024, (the “Original Reverse Split”). On October 11, 2024, we canceled the Original Reverse Split and filed an amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1 for 2.43615 consolidation of our issued and outstanding Common Stock and Preferred Stock (the “Reverse Split”). Any future redemption of stock options or warrants for options or warrants that were granted prior to October 11, 2024 will also reflect the Reverse Split. The Company began the process to pay for the Fractional Shares, which total $85.81, to its shareholders that were affected by the Reverse Split. This Annual Report gives effect to the cancellation of the Original Reverse Split and the effectiveness of the Reverse Split. Except where otherwise indicated, all share and per share data in this Annual Report have been retroactively restated to reflect the Reverse Split.

Our principal executive offices are located at 45 Park Street, Montclair, NJ 07042 and our telephone number is 413-398-2845. Our website address is www.braghouse.com. The investor relations portion of our website is available at corp.braghouse.com. The references to our website addresses do not constitute incorporation by reference of the information contained at or available through our websites, and you should not consider it to be a part of this Annual Report. We have included our website addresses in this Annual Report solely as inactive textual references.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Results of Operations

Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Revenue

Revenue for the years ended December 31, 2024 and 2023 was $105 and $366,438 respectively. Revenues for the periods presented consisted of the following: Tournament revenue and live-streaming services. This decrease in revenue was mainly attributable to decreased tournament activity in the year 2024. Tournament revenue comprises 0% and 99% of the Company’s revenue for the years ended December 31, 2024 and 2023. The other revenue referenced above represents an insignificant source of revenue for the Company.

Tournament Revenue consists of money earned from tournament sponsors. The Company’s other revenue comes from revenue earned on the Twitch streaming platform through the Company’s enrollment in the Twitch Affiliate Program. The affiliate program allows the Company to earn revenue from advertising provided to viewers on the channel. The Company streams live events, and their channel may also include past tournaments that can be watched as a Video on Demand (“VOD”). Additionally, the Company generates subscription revenue for users who subscribe to Brag House’s Twitch live-streaming channel. Live-streaming service revenue is not considered tournament revenue since it is not directly attributed to money earned from tournament sponsors and is not received from such sources. This revenue is tracked, determined, and disbursed to the Company directly by Twitch.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were $1,491,310 and $2,313,856, respectively, and in the calendar year ended December 31, 2024, consisted mainly of selling, general and administrative expenses of $626,901, legal and professional fees of $490,528, stock-based compensation of $179,766 and advertising and marketing costs of $172,989. In the calendar year ended December 31, 2023, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $1,099,576, legal and professional fees of $321,506, stock-based compensation of $556,222 and advertising and marketing costs of $311,364. This represents a decrease of $472,675 in selling, general and administrative expenses, an increase of $169,022 in legal and professional fees, a decrease of $376,456 in stock-based compensation and a decrease of $138,375 in advertising and marketing costs. The decrease in operating expenses during 2024 was mainly attributed to reduced spending in operations since the Company focused its efforts and spending on the IPO. Significant costs related to the IPO were capitalized as deferred offering costs and were not included in operating expenses, as they normally would be.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023 the Company had $29,228 and $33,889 in cash, respectively, and working capital deficit of $9,675,586 and $6,698,536, respectively. The Company’s liquidity needs up to December 31, 2024 were satisfied through proceeds from the issuance of equity, convertible debt, notes payable and bridge loans.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2024 and December 31, 2023 the Company had an accumulated deficit of $14,647,702 and $11,359,183, respectively. For the year ended December 31, 2024 and the year ended December 31, 2023 the Company had a net loss of $3,288,519 and $4,672,348, respectively, and negative cash flows from operations of $571,681 and $776,996, respectively. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded and plans to continue funding these losses primarily through the sale of equity and loans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Pursuant to our agreement with Moroch, we held the “Texas Loyalty Cup”, a Brag House tournament, in 2021 in collaboration with McDonald’s and Coca-Cola. The success of the tournament led to a continued and stronger relationship with McDonald’s and Coca-Cola as we had held two tournaments in 2022: “SoCal FIFA 23 Tournament” which was a direct contract with Coca-Cola and collaborated with McDonald’s through their marketing agency of the Southern California Region, DE, and “Black and Positively Golden Gamers HBCU Tournament Featuring Fortnite” which was a contract with McDonald’s through their agency, WI, in collaboration with Coca-Cola. Due to the success Brag House was able to achieve, the partnership with McDonald’s and Coca-Cola grew stronger as Brag House was contracted by Coca-Cola, in collaboration with McDonald’s, for the third consecutive year to host a nationwide Fortnite tournament with student gamers from five states (Washington, Oregon, California, Oklahoma and Kansas). The tournament is known as the Golden Royale Cup, and took place over the course of three weeks in November, with three qualifying matches, followed by a grand finale match. The Golden Royale Cup amassed nearly 20,000 total hours of aggregate live streaming content watched. And garnered nearly 300,000 views from gamers watching the tournament in real-time. Furthermore, the event received nearly 1 million impressions across Brag House’s social media platforms.

In addition to the Golden Royale Cup from November 2023, Brag House has finalized three major partnerships agreements; the first with the FWSC, a division of The City of Fort Worth, where we hosted an in-person esports and scholars event on September 21, 2024 at the FWCC focused on college students for the State of Texas. This event showcased not only competitive gaming for the casual gamers but also educational and career opportunities related to gaming and esports for Texas college students while giving the students opportunities to earn and win scholarships. This event featured speakers and panelists from diverse industries, including media agencies, universities, and the movie and entertainment sectors; the second with the Denver Broncos, a world-renowned American Football franchise that competes in the NFL to be a gaming partner for in-person and digital gaming activations (i.e. gaming events) for, at minimum, the 2023-2024 NFL seasons. This partnership concluded in September 2024.

Brag House also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football. However, it is important to note that the current agreement does not guarantee revenue, nor does it obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope. The partnership’s first activation is planned to be held online on May 17, 2025 (originally scheduled for March 5, 2025) for students and alumni of the University of Florida, one of Learfield’s media rights properties. The execution of this initial activation will serve as a test case for future expansion and data-driven initiatives.

This partnership positions Brag House to leverage Learfield’s college network to generate sponsorship revenue, ensuring brand engagement opportunities, and gives Brag House access to extensive datasets from diverse college campuses as we evolve into a scalable data insight revenue model, where we aim to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns.

We believe this partnership will contribute directly to Brag House’s revenue model through shared sponsorship earnings, while validating Brag House’s marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces.

Management believes this is a strong indicator of continued growth in the coming years for tournament revenue. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan.

However, the Company has earned minimal revenue through the year ended December 31, 2024. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

	December 31, 2024	December 31, 2023
Cash Flows Used In Operating Activities	$(571,681)	$(776,996)
Cash Flows Provided By Financing Activities	567,020	250,506
Net increase (decrease) in cash and cash equivalents	$(4,661)	$(526,490)

Cash Flows Used In Operating Activities

For the year ended December 31, 2024, we used $571,681 of cash in our operating activities, which was mainly attributable to our net loss during the year. For the year ended December 31, 2023, we used $776,996 of cash in our operating activities, which was mainly attributable to our net loss during the year.

Cash Flows Provided By Financing Activities

For the year ended December 31, 2024, we received $492,020 from the issuance of notes payable and convertible debt, net of debt discounts and debt issuance costs, and reduced our cash position by repaying a note payable for $25,000. Also, we sold shares of the Company’s Common Stock for proceeds of $100,000. For the year ended December 31, 2023, we received $252,506 from the issuance of convertible debt, net of debt discounts and debt issuance costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations or commitments which would have an impact on our financial statements for the years ending December 31, 2024 and 2023.

Internal Control Over Financial Reporting

Prior to our IPO, we had been a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. In connection with the audits of our consolidated financial statements as of December 31, 2024 and 2023, we have identified control deficiencies in our financial reporting process that constitute material weaknesses in our consolidated financial statements as of December 31, 2024 and 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have a material weakness related to the review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

As defined in the standards established by the Public Company Accounting Oversight Board, or the PCAOB, of the United States, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have already taken a number of measures to address the internal control deficiencies that have been identified including, hiring a full-time chief financial office with extensive public-company reporting and technical accounting experience to provide additional financial reporting oversight and review, expanding our existing accounting and financial reporting personnel, as well as establishing effective monitoring and oversight controls. We believe these measures will assist us with meeting the Sarbanes-Oxley compliance requirements and improving our overall internal controls. However, we cannot assure you that these measures may fully address the material weakness in our internal control over financial reporting or that we may conclude that they have been fully remediated.

We expect to complete our remediation plan within the next 12 months. However, we have not tested the effectiveness of our internal control over financial reporting and cannot assure you that we will be able to successfully remediate this material weakness and, even if we do, we cannot assure you that we will not suffer from other material weaknesses in the future. Except for additional personnel costs, we do not expect to incur any material costs related to our remediation plan.

If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in loss of investors’ confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our Common Stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

As a company with less than US $1.235 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002, in the assessment of the emerging growth company’s internal control over financial reporting.

Recent Accounting Pronouncements

See Note 2 of the notes to our consolidated financial statements for a comprehensive list of new accounting pronouncements.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in this report.

Going Concern and Management’s Liquidity Plans

The independent auditors’ report accompanying our December 31, 2024 and December 31, 2023 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of December 31, 2024, we have incurred recurring losses from operations and have not generated net income since our inception. We have funded our operations primarily through debt and equity financings, including the proceeds received in connection with our public offering on March 6, 2025, upon which we became a publicly traded company subsequent to the date of these financial statements. While this recent capital raise has provided us with the resources necessary to begin executing our business plan, we anticipate that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future.

We are in the development stage of our platform and related software, and we do not expect to generate sufficient revenue to achieve net income during the next twelve months. Our business plan includes the ongoing development of our software platform, strategic marketing initiatives, and the organization of several gaming activations during the upcoming fiscal year to increase user engagement and brand visibility.

Although we believe that our current cash and cash equivalents, together with the funds raised in our recent public offering, will be sufficient to fund our operations through at least the next twelve months, our operating plan anticipates continued investment in product development, infrastructure, and customer acquisition to realize sufficient revenue to cover operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure in our ordinary course of business relates to fluctuations in our stock price. We are currently obligated to make additional cash payments to certain shareholders in connection with the technology purchase agreements in Note 4 of the notes to our consolidated financial statements, if our stock price is less than $4.00 per share at the time that they are able to and sell their shares in the market. We have extended a minimum guaranteed value of $4.00 for each share that we issued to those shareholders in connection with the purchase of technology licences from them.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Application of U.S. GAAP

The Company’s financial statements are maintained in accordance with U.S. GAAP. Our application and compliance with U.S. GAAP is based on guidance and interpretations issued by the Financial Accounting Standards Board through the Accounting Standards Codification and Accounting Standards Updates. Our conclusions are communicated to our management, including our principal executive officer and principal financial officer, to allow timely and accurate decisions and reporting. Our management, with the participation of our principal executive and principal financial officer, evaluated our Company’s controls over the application of U.S. GAAP as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our controls over the application of U.S. GAAP were not effective due to the material weaknesses disclosed below.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company and the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 31, 2025:

Name	Age	Position
Lavell Juan Malloy, II	49	Chief Executive Officer and Chairman
Daniel Leibovich	36	Chief Operating Officer and Director
Chetan Jindal	43	Chief Financial Officer
Kevin Foster	62	Director
DeLu Jackson	52	Director
Michele Morrow	47	Director
Daniel Fidrya	33	Director

Lavell Juan Malloy, II, Chief Executive Officer and Chairman. Mr. Malloy has served as our Chief Executive Officer and Chairman since he co-founded our company on February 23, 2018. Prior to founding Brag House, from February 2014 to June 2017, Mr. Malloy was the CEO of WollerMalloy Management Group, a financial platform for NFL rookie athletes. Prior to that, between 2003 and 2012, Mr. Malloy worked as a securities lawyer at Weil, Gotshal & Manges LLP, where he represented and counseled major corporations. Mr. Malloy holds a full stack developer certificate from Columbia School of Engineering, a B.S. from John Jay College of Criminal Justice, and a Juris Doctor from Rutgers University School of Law.

Daniel Leibovich, Chief Operating Officer and Director. Mr. Leibovich is our co-founder and has served as our Chief Operating Officer since December 2019. Mr. Leibovich served as our Interim Chief Financial Officer from May 2022 through our IPO and as a director on our board since January 2022. Mr. Leibovich has co-founded and held senior operational roles in numerous startups in the United States, including Colu Technologies as a Senior City Launcher, Project Manager, Customer Success Manager and Operations Manager (December 2020 to June 2021), Darktrace as an Account Executive (January 2019 to December 2019), Cayenne Realty Group as a Co-Founder and Team Leader (June 2015 to November 2016) and Caliber Associates as a Marketing Manager with operational responsibilities (November 2012 to May 2015). Mr. Leibovich served at a lieutenant rank in the IDF (Israeli Defense Forces) from January 2007 to January 2011. He operated in a highly classified division in the IDF Operations Branch, working on high-profile projects, such as the Iron Dome. Mr. Leibovich holds a B.A. in Financial Economics from Columbia University.

Chetan Jindal. Mr. Jindal began serving as our Chief Financial Officer following our IPO. Since December 2018, Mr. Jindal has served as the Founder and Chief Executive Officer of Greenwich Ivy Capital, which is an investment adviser based in Greenwich, Connecticut. At Greenwich Ivy Capital, Mr. Jindal launched and managed the Greenwich Ivy Long-Short Fund, a 40-Act global equity mutual fund. Prior to founding Greenwich Ivy Capital, Mr. Jindal was partner at a Greenwich, Connecticut, based investment management firm with over $10 billion in AUM (Altrinsic Global Advisors, July 2007 to December 2017), and before that he was an investment analyst at an equity hedge fund based in New York, New York (Brahman Capital, April 2006 to July 2007). Mr. Jindal is a Magna Cum Laude, Phi Beta Kappa, Tau Beta Pi, graduate of Yale College, with a double major in Economics and Computer Science. In addition, Mr. Jindal has successfully completed all three examinations of the Chartered Financial Analyst designation.

Kevin Foster, Director. Mr. Foster has served on our board since March 2025. Mr. Foster leads internal, external, digital, brand, and corporate affairs communications for the Public Investment Fund (PIF) and has been in this role since 2019. He is a member of PIF’s Management Committee. Prior to PIF, Mr. Foster held the position of Chief Brand and Communications Officer at McDonald’s Corporation’s Ronald McDonald House Foundation where he was also a member of the Executive Committee of the Board of Directors (October 2016 to September 2019). Prior to his time at Ronald McDonald House Mr. Foster spent 12 years at Royal Bank of Canada (RBC), from 2005 until 2016, where he held various senior roles including Managing Director and Global Head of Communications, managing communications across diverse financial services. He was also a member of the firm’s operating committee. Mr. Foster holds a Bachelor’s degree in Economics and Political Science from the University of Massachusetts, two Master’s degrees in Journalism from Northwestern University, an MBA from Boston College, and a certificate in Foundations of Financial Management from the University of Western Ontario’s Ivey Business School.

DeLu Jackson, Director. Mr. Jackson has served on our board since March 2025. Since February 2023, Mr. Jackson has worked as the Executive Vice President, Chief Marketing Officer Head of Inside Sales and Member of the Executive Management team at ADT. Prior to his current role, Mr. Jackson served as Senior Vice President, Chief Marketing Officer and Member of the Executive Management team at ADT, where he demonstrated a strong ability to lead customer acquisition, marketing, advertising and sales strategies. Before his time with ADT, Mr. Jackson served as the Vice President of Precision Marketing at Conagra Brands, Inc. (August 2017 to September 2021), the Vice President of Digital Acceleration at the Kellogg Company (February 2017 to August 2017) and the Corporate Vice President of Marketing at the McDonald’s Corp. (November 2015 to February 2017). Since March 2023, Mr. Jackson has served as an Independent Director for Latham Group (Nasdaq: SWIM), where he serves as a member of the company’s Audit and Nominating and Corporate Governance Committees. Mr. Jackson holds a Master of Business Administration from the NYU Stern School of Business and a bachelor’s degree in Arts from Princeton University.

Michele Morrow, Director. Ms. Morrow has served on our board since March 2025. Ms. Morrow is an American television presenter, actress, writer, videogame journalist and producer. Since 2012, Ms. Morrow has hosted several gaming entertainment shows at some of the most well-known media brands in the sports and video game industries, including ESPN2, Bleacher Report, TBS, Take-Two and Blizzard Entertainment. In 2017, Ms. Morrow co-created and executive produced a scripted esports comedy series for YouTube Red called “Good Game”, where she joined the main cast in the role of a professional gamer. Since June 2018, Ms. Morrow has served on the Advisory Board for Esports Business Summit. Ms. Morrow holds a B.A. in Drama from University of Washington.

Daniel Fidrya, Director. Mr. Fidrya has served on our board since March 2025. Mr. Fidrya brings more than 10 years of experience from multiple facets of the financial sector. Beginning in July 2019, Mr. Fidrya has worked at Citibank where he first held the position of Vice President of the Internal Audit division where he oversaw Citibank teams around the world from July 2019 to March 2023. From April 2023 to May 2024, Mr. Fidrya’s role at Citibank was Vice President of Independent Compliance Risk Management. Since May 2024, Mr. Fidrya’s role has been Senior Vice President, performing transformation program management within the Chief Operating Office of Citibank. Prior to joining Citibank, from November 2015 to June 2019, Mr. Fidrya was a Senior Financial Analyst at Stroock & Stroock & Lavan LLP, where he skillfully navigated the New York tax code while representing top financial institutions. Mr. Fidrya holds an MBA from the University of Florida and a B.S. in Finance from Yeshiva University.

Board Composition

In accordance with our second amended and restated bylaws, our stockholders shall elect the directors at our annual meeting of stockholders (except as otherwise provided therein for the filling of vacancies). Each director shall hold office until his death, resignation, retirement, removal, or disqualification, or until his successor shall have been elected and qualified.

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of 6 directors, 4 of whom are independent within the meaning of Nasdaq’s rules.

Board Leadership Structure

Our corporate governance guidelines provide that, if the chairman of the board is a member of management or does not otherwise qualify as independent, the independent directors of the board may elect a lead director. The lead director’s responsibilities would include, but would not be limited to: presiding over all meetings of the board of directors at which the chairman is not present; separately conduct executive sessions of the independent directors; approving board meeting schedules and agendas; and acting as the liaison between the independent directors and the chief executive officer and chairman of the board. Our corporate governance guidelines further provide the flexibility for our board of directors to modify our leadership structure in the future as it deems appropriate.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but will rather administer this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee will also monitor compliance with legal and regulatory requirements. Our nominating and corporate governance committee will monitor the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee will be responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Board Committees

Our board has an audit committee, a compensation committee, and a nominating and corporate governance committee, each with its own charter. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee’s charter is available under the Corporate Governance section of our website at corp.braghouse.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Daniel Fidrya (chairperson), DeLu Jackson and Kevin Foster serve as the members of our audit committee. All members of our audit committee satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules and meet the requirements for financial literacy under the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and Nasdaq. Our board has determined that Daniel Fidrya is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq.

The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	coordinating our board of directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	discussing our risk management policies;

●	meeting independently with our internal auditing staff, if any, registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the audit committee report required by SEC rules.

Compensation Committee

The members of our compensation committee are DeLu Jackson (chairperson), Kevin Foster and Daniel Fidrya. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The compensation committee’s responsibilities include:

●	reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers;

●	overseeing and administering the Stock Incentive Plan;

●	reviewing and making recommendations to our board of directors with respect to director compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Kevin Foster (chairperson), DeLu Jackson and Michele Morrow. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq.

The nominating and corporate governance committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The nominating and corporate governance committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our board of directors the persons to be nominated for election as directors and to each board committee;

●	developing and recommending to our board of directors corporate governance guidelines, and reviewing and recommending to our board of directors proposed changes to our corporate governance guidelines from time to time; and

●	overseeing a periodic evaluation of our board of directors.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources — members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our second amended and restated bylaws. Such notice must be in writing to our company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting. The stockholder nomination procedure described here is only a summary and qualified in its entirety by the detailed requirements set forth in our second amended and restated bylaws.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has been a current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during the last completed fiscal year.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at corp.braghouse.com. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers, or NEOs, for the year ended December 31, 2024, were:

●	Lavell Juan Malloy, II, Chief Executive Officer; and

●	Daniel Leibovich, Chief Operating Officer.

Summary Compensation

Our named executive officers received the following compensation during the fiscal years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lavell Juan Malloy, II, Chief Executive Officer	2024 2023	150,000 150,000	—	—	—	—	150,000 150,000

Daniel Leibovich, Chief Operating Officer	2024 2023	150,000 150,000	—	—	—	—	150,000 150,000

William Simpson, Former Chief Technology Officer	2023	62,500	—	—	—	—	62,500

Employment Agreements

We have entered into employment agreements with the following named executive officers:

Lavell Juan Malloy, II

We entered into an employment agreement with Mr. Malloy on June 15, 2024 (the “CEO Agreement”), in connection with Mr. Malloy’s appointment as our Chief Executive Officer. The CEO Agreement provides, among other things, that Mr. Malloy will receive: (i) an annual base salary of $250,000; (ii) an annual cash bonus equaling no less than 75% of Mr. Malloy’s base salary (“CEO Target Bonus”), subject to reduction by the Compensation Committee if it determines that the Company’s financial performance during the prior year does not warrant a bonus in the amount of or exceeding the CEO Target Bonus; (iii) unlimited paid vacation days per year; (iv) an initial equity award of stock options to acquire the greater of 40,000 shares of our Common Stock or shares of Common Stock valued at a total of $200,000 (based upon the fair market value on the date of the award), that was contingent upon the effectiveness of the IPO and subject to the terms of the applicable award agreement; (v) eligibility for annual equity awards valued at no less than 200% of Mr. Malloy’s annual base salary, subject to our good-faith discretion based upon the Compensation Committee’s evaluation of Mr. Malloy’s performance; and (vi) eligibility for employee benefits that may be established by us for similarly-situated employees from time to time. In addition, although the CEO Agreement provides that Mr. Malloy’s employment is for an initial term of three (3) years, the CEO Agreement may be terminated by us or by Mr. Malloy for any reason at any time. Moreover, unless otherwise terminated, the initial term automatically extends for unlimited additional one (1)-year terms unless either party elects not to renew the CEO Agreement at the end of the then-current term. If we terminate the CEO Agreement without “Cause,” as defined in the CEO Agreement, or do not renew the initial term or any subsequent term of the CEO Agreement, or if Mr. Malloy terminates the CEO Agreement for “Good Reason,” as defined in the CEO Agreement, then Mr. Malloy will be eligible for certain compensation and benefits set forth in the CEO Agreement. Pursuant to the CEO Agreement, Mr. Malloy is also subject to certain confidentiality and non-disclosure obligations with respect to our “Confidential Information,” as defined in the CEO Agreement. These confidentiality and non-disclosure obligations apply both during and after the term of the CEO Agreement. Mr. Malloy is also subjected to non-competition and non-solicitation restrictive covenants set forth in the CEO Agreement, which remain effective during Mr. Malloy’s employment and for a period of six (6) months following termination of employment for any reason.

Daniel Leibovich

We entered into an employment agreement with Mr. Leibovich on June 15, 2024 (the “COO Agreement”), in connection with Mr. Leibovich’s appointment as our Chief Operating Officer. The COO Agreement provides, among other things, that Mr. Leibovich will receive: (i) an annual base salary of $250,000; (ii) an annual cash bonus equaling no less than 75% of Mr. Leibovich’s base salary (“COO Target Bonus”), subject to reduction by the Compensation Committee if it determines that the Company’s financial performance during the prior year does not warrant a bonus in the amount of or exceeding the COO Target Bonus; (iii) unlimited paid vacation days per year; (iv) an initial equity award of stock options to acquire the greater of 40,000 shares of our Common Stock or shares of Common Stock valued at a total of $200,000 (based upon the fair market value on the date of the award), that was contingent upon the effectiveness of the IPO and subject to the terms of the applicable award agreement; (v) eligibility for annual equity awards valued at no less than 200% of Mr. Leibovich’s annual base salary, subject to our good-faith discretion based upon the Compensation Committee’s evaluation of Mr. Leibovich’s performance; and (vi) eligibility for employee benefits that may be established by us for similarly-situated employees from time to time. In addition, although the COO Agreement provides that Mr. Leibovich’s employment is for an initial term of three (3) years, the COO Agreement may be terminated by us or by Mr. Leibovich for any reason at any time. Moreover, unless otherwise terminated, the initial term automatically extends for unlimited additional one (1)-year terms unless either party elects not to renew the COO Agreement at the end of the then-current term. If we terminate the COO Agreement without “Cause,” as defined in the COO Agreement, or do not renew the initial term or any subsequent term of the COO Agreement, or if Mr. Leibovich terminates the COO Agreement for “Good Reason,” as defined in the COO Agreement, then Mr. Leibovich will be eligible for certain compensation and benefits set forth in the COO Agreement. Pursuant to the COO Agreement, Mr. Leibovich is also subject to certain confidentiality and non-disclosure obligations with respect to our “Confidential Information,” as defined in the COO Agreement. These confidentiality and non-disclosure obligations apply both during and after the term of the COO Agreement. Mr. Leibovich is also subjected to non-competition and non-solicitation restrictive covenants set forth in the COO Agreement, which remain effective during Mr. Leibovich’s employment and for a period of six (6) months following termination of employment for any reason.

Chetan Jindal

We entered into an employment agreement with Mr. Jindal on February 14, 2025 (the “CFO Agreement”), in connection with Mr. Jindal’s appointment as our Chief Financial Officer. The CFO Agreement provides, among other things, that Mr. Jindal will receive: (i) an annual base salary of $200,000; (ii) an annual cash bonus equaling up to 50% of Mr. Jindal’s base salary (“CFO Target Bonus”), subject to reduction by the Compensation Committee if it determines that the Company’s financial performance during the prior year does not warrant a bonus in the amount of or exceeding the CFO Target Bonus; (iii) unlimited paid vacation days per year; (iv) eligibility for annual equity awards valued at no less than 25% of Mr. Jindal’s annual base salary, subject to our good-faith discretion based upon the Compensation Committee’s evaluation of Mr. Jindal’s performance; and (vi) eligibility for employee benefits that may be established by us for similarly-situated employees from time to time. In addition, although the CFO Agreement provides that Mr. Jindal’s employment is for an initial term of two (2) years, the CFO Agreement may be terminated by us or by Mr. Jindal for any reason at any time. Moreover, unless otherwise terminated, the initial term automatically extends for unlimited additional one (1)-year terms unless either party elects not to renew the CFO Agreement at the end of the then-current term. If we terminate the CFO Agreement without “Cause,” as defined in the CFO Agreement, or do not renew the initial term or any subsequent term of the CFO Agreement, or if Mr. Jindal terminates the CFO Agreement for “Good Reason,” as defined in the CFO Agreement, then Mr. Jindal will be eligible for certain compensation and benefits set forth in the CFO Agreement. Pursuant to the CFO Agreement, Mr. Jindal is also subject to certain confidentiality and non-disclosure obligations with respect to our “Confidential Information,” as defined in the CFO Agreement. These confidentiality and non-disclosure obligations apply both during and after the term of the CFO Agreement. Mr. Jindal is also subjected to non-competition and non-solicitation restrictive covenants set forth in the CFO Agreement, which remain effective during Mr. Jindal’s employment and for a period of twelve (12) months following termination of employment for any reason.

Outstanding Equity Awards at Fiscal Year-End

No equity awards were held by any of our NEOs as of the year ended December 31, 2024.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan or nonqualified deferred compensation plan. We do not currently make available a retirement plan intended to provide benefits under Section 401(k) of the Code, pursuant to which employees, including the executive officers named above, can make voluntary pre-tax contributions, but plan to implement such a plan in fiscal year 2025.

Director Compensation

No compensation was paid to non-employee directors for services rendered during the year ended December 31, 2024.

Non-Employee Director Compensation Policy

Each non-employee director (“NED”) will be paid an annual cash retainer of $60,000. Additionally, each NED will receive a grant ranging from 13,500 to 55,000 options to purchase shares of our Common Stock. The options will vest over a four-year period with a 1-year cliff, such that one year after the grant date, 25% of the option grant will vest, followed by a pro-rata vesting on a monthly basis thereafter.

Each NED will receive an additional compensation per attendant meeting ranging from $750 to $1,500 for each Board meeting and committee meeting they attend.

In addition, our policy is to reimburse board members for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as board members.

Incentive Award Plan

On June 11, 2024, our Board of Directors adopted the Original Stock Incentive Plan, which was approved by our stockholders on June 13, 2024. On December 31, 2024 our Board of Directors adopted the Stock Incentive Plan, which was approved by our stockholders on January 30, 2025. The Stock Incentive Plan became effective on February 13, 2025. The principal purpose of the Stock Incentive Plan is to promote the success and enhance the value of the Company by linking the individual interests of its directors, employees, and consultants to those of its stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to stockholders.

The Stock Incentive Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Code to our employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and other stock-based performance awards to our employees, directors, and consultants (collectively, “Awards”). The material terms of the Stock Incentive Plan are summarized below.

Share Reserve. A total of 2,250,000 shares of our Common Stock will be reserved for issuance pursuant to our Stock Incentive Plan (“Plan Share Reserve”). The Plan Share Reserve shall be increased on the first day of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the lesser of (i) ten percent (10.0%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors.

Shares with respect to which options or SARs are not exercised prior to termination of the option or SAR, shares that are subject to restricted stock units which expire without converting to Common Stock, and shares of restricted stock which are forfeited before the restrictions lapse, shall be available for grants of new Awards under the Stock Incentive Plan. Notwithstanding the foregoing, neither (i) shares accepted by the Company in payment of the exercise price of any option, if permitted under the terms of such option, (ii) any shares withheld from a participant, or delivered to the Company in satisfaction of required withholding taxes arising from Awards, nor (iii) the difference between the total number of shares with respect to SAR, shall be available for reissuance under the Stock Incentive Plan.

Awards granted under the Stock Incentive Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity directly or indirectly acquired by the Company will not reduce the shares available for grant under the Stock Incentive Plan. However, any such shares issued in connection with the assumption of, or in substitution for, outstanding options intended to qualify as incentive stock options shall be counted against the aggregate number of shares of Common Stock available for Awards of incentive stock options under the Plan. Subject to applicable stock exchange requirements, available shares under a stockholder-approved plan of an entity directly or indirectly acquired by the Company may be used for Awards under the Stock Incentive Plan and shall not reduce the number of shares of Common Stock available for issuance under the Stock Incentive Plan.

Administration. The Compensation Committee of the Company’s Board of Directors will administer the Stock Incentive Plan (the “Administrator”). To the extent required to comply with the provisions of Rule 16b-3 promulgated under the Exchange Act, it is intended that each member of the Administrator shall, at the time such member takes any action with respect to an Award under the Stock Incentive Plan that is intended to qualify for the exemptions provided by Rule 16b-3 promulgated under the Exchange Act, be an “outside director,” within the meaning of Section 162(m) of the Code, a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and an “independent director” within the meaning of the rules of the applicable stock exchange on which shares of Common Stock are traded. Subject to the terms and conditions of the Stock Incentive Plan and applicable law, the Administrator has the authority to, among other things, select the persons to whom Awards are to be granted, determine the number of shares to be subject to Awards and the terms and conditions of Awards, and make all other determinations and to take all other actions necessary or advisable for the administration of the Stock Incentive Plan. The Administrator is also authorized to adopt, amend, or rescind rules relating to administration of the Stock Incentive Plan.

Eligibility. Options, SARs, restricted stock, restricted stock units, and all other stock-based and cash-based Awards under the Stock Incentive Plan may be granted to officers, directors, employees and consultants of the Company and certain of its subsidiaries. Only employees of the Company or certain of its subsidiaries may be granted incentive stock options.

Awards. The Stock Incentive Plan provides for the grant of stock options (including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”)), SARs, restricted stock, restricted stock units (“RSUs”), and other stock-based and cash-based incentive Awards. No determination has been made as to the types or amounts of Awards that will be granted to specific individuals pursuant to the Stock Incentive Plan. Each Award will be set forth in a separate agreement and will indicate the type and terms and conditions of the Award.

●	Stock Options. Stock options provide for the right to purchase shares of Common Stock in the future at a specified price that is established on the date of grant. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). Vesting conditions determined by the Administrator may apply to stock options and may include continued service, performance and/or other conditions.

●	Restricted Stock. Restricted stock is an award of nontransferable shares of Common Stock that remains forfeitable unless and until specified vesting conditions are met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Holders of restricted stock will have voting rights and, except with respect to performance vesting awards, will have the right to receive dividends, if any, prior to the time when the restrictions lapse.

●	Restricted Stock Units. RSUs are contractual promises to deliver shares of Common Stock (or the fair market value of such shares in cash) in the future, which may also remain forfeitable unless and until specified vesting conditions are met. RSUs generally may not be sold or transferred until vesting conditions are removed or expire. The shares underlying RSUs will not be issued until the RSUs have vested, and recipients of RSUs will have no voting or dividend rights prior to the time when the RSUs are settled in shares, unless the RSU includes a dividend equivalent right (in which case the holder may be entitled to dividend equivalent payments under certain circumstances). Delivery of the shares underlying RSUs may be deferred under the terms of the Award or at the election of the participant, if the Administrator permits such a deferral.

●	Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive an amount equal to the appreciation of the shares subject to the Award between the grant date and the exercise date. The exercise price of any SAR granted under the Stock Incentive Plan must be at least 100% of the fair market value of a share of Company Common Stock on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the Administrator may apply to SARs and may include continued service, performance and/or other conditions. SARs under the Stock Incentive Plan will be settled in cash or shares of Company Common Stock, or in a combination of both, as determined by the Administrator.

Certain Transactions. The Administrator has broad discretion to take action under the Stock Incentive Plan, as well as make adjustments to the terms and conditions of existing and future Awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting the Company’s Common Stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. Any fractional shares resulting from such adjustment shall be eliminated. In the event of a change in control of the Company (as defined in the Stock Incentive Plan), to the extent that the surviving entity declines to assume or substitute for outstanding Awards or it is otherwise determined that Awards will not be assumed or substituted, the Awards will become fully vested and exercisable in connection with the transaction. If an Award vests and, as applicable, is exercised in lieu of assumption or substitution in connection with a change in control, the Award will terminate upon the change in control.

Foreign Participants, Claw-Back Provisions, Transferability, and Participant Payments. The Administrator may modify Award terms, establish subplans and/or adjust other terms and conditions of Awards, subject to the share limits described above, in order to facilitate grants of Awards subject to the laws and/or stock exchange rules of countries outside of the United States. All Awards will be subject to the provisions of any claw-back policy implemented by the Company to the extent set forth in such claw-back policy and/or in the applicable Award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, Awards under the Stock Incentive Plan are generally non-transferable prior to vesting unless otherwise determined by the Administrator, and are exercisable only by the participant. With regard to tax withholding, exercise price, and purchase price obligations arising in connection with Awards under the Stock Incentive Plan, the Administrator may, in its discretion, accept cash or check, shares of Common Stock that meet specified conditions, a market sell order or such other consideration as it deems suitable.

Amendment and Termination. The Company’s Board of Directors may discontinue, amend or modify the Stock Incentive Plan at any time. However, the Company must generally obtain stockholder approval to increase the number of shares available under the Stock Incentive Plan (other than the automatic increases or in connection with certain corporate events as described above), to reprice options or SARs, or to cancel any stock option or SAR in exchange for cash or another Award when the option or SAR price per share exceeds the fair market value of the underlying shares. In addition, no amendment, suspension or termination of the Stock Incentive Plan may, without the consent of the holder, materially and adversely affect any rights or obligations under any Award previously granted, unless the Award agreement with respect to such Award itself otherwise expressly so provides. No Award may be granted pursuant to the Stock Incentive Plan after the tenth anniversary of the effective date of the Stock Incentive Plan. Any Award that is outstanding on the termination date of the Stock Incentive Plan will remain in force according to the terms of the Stock Incentive Plan and the applicable Award agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our Common Stock beneficially owned by each stockholder is determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days from the date of this Annual Report are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. The number of shares beneficially owned and percentages of beneficial ownership that are set forth below is based on 10,723,908  shares of Common Stock outstanding as of April 10, 2025.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Brag House, Inc., 45 Park Street, Montclair, NJ 07042. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

	Shares	Percentage of Shares
Name of beneficial owner	beneficially owned	Beneficially owned
Directors and Named Executive Officers
Lavell Juan Malloy, II, Chairman of the Board and Chief Executive Officer	815,073	7.60%
Daniel Leibovich, Chief Operating Officer and Director	570,989	5.32%
DeLu Jackson, Director	27,502	* %
Michele Morrow, Director	—	—%
Daniel Fidrya, Director	—	—%
Kevin Foster, Director	—	—%
All executive officers, directors and directors as a group (6 persons)	1,413,564	13.18%
5% or Greater Shareholder
Breakspear Ventures Ltd(1)	535,733	5.00%
Artemis Ave LLC(2)	937,500	8.74%

Richard Abel and Stuart Moore are the sole directors/officers of Breakspear Ventures Ltd and control the investment decisions of the company. The address of Breakspear Ventures Ltd is 85 Great Portland Street, First Floor, London, England, W1W 7LT.
*	less than 1%
(1)	Breakspear Ventures Ltd is an English company, for which Richard Abel and Stuart Moore hold investment and voting control interests over. The address of Breakspear Ventures Ltd is 85 Great Portland Street, First Floor, London England, W1W 7LT.
(2)	Artemis Ave LLC is a limited liability company organized under the laws of Delaware, USA, with its registered office at 23371 Mulholland Drive, Suite 480, Woodland Hills, CA 91364. Gregory Butler has discretionary authority to vote and dispose of the shares held by Artemis Ave LLC and may be deemed to be the beneficial owner of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following includes a summary of transactions since January 1, 2023, or any currently proposed transaction, in which we were or are to be a participant and the amount involved the lesser of $120,000 or 1% of the average of our total year-end assets for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive and Director Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Payable to Chief Executive Officer

As of December 31, 2024 and 2023, the Company had payables to Mr. Malloy for reimbursable expenses totaling $15,030 and $1,125, respectively.

Related Party Payable to Chief Operating Officer

As of December 31, 2024 and 2023, the Company also had payables to Mr. Leibovich for reimbursable expenses totaling $9,273 and $8,486, respectively.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. For further information, see “Description of Capital Stock — Limitations on Liability and Indemnification Matters.”

Promoters and Controls Persons

Each of Lavell Juan Malloy, II, our co-founder, Chief Executive Officer and Chairman, Daniel Leibovich, our co-founder, Chief Operating Officer, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Executive Compensation” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Marcum, LLP.

	2024	2023
Audit Fees (1)	$269,474	$152,527

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in the filings related to our IPO.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included from F-2 onwards.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits (including those incorporated by reference).

(b) Exhibits

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Bylaws of Brag House Holdings, Inc.	S-1	3.4	06/18/2024
3.7	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
4.1	Form of Representative’s Warrant	S-1/A	1.1	02/11/2025
4.2	Description of Securities				X
10.1	Moroch Agency Supplier Agreement	S-1	10.1	06/18/2024
10.2	Amazon Web Services Customer Agreement	S-1	10.2	06/18/2024
10.3	Master Services Agreement with Coca-Cola	S-1	10.3	06/18/2024
10.4	Amendment to Master Services Agreement with Coca-Cola	S-1	10.4	06/18/2024
10.5	License Agreement with the City of Forth Worth	S-1	10.5	06/18/2024
10.6	Sponsorship Agreement by and between Brag House Inc., Stadium Management Company, LLC and Denver Broncos Team, LLC	S-1	10.6	06/18/2024
10.7	Original Issue Discount Convertible Promissory Note	S-1	10.7	06/18/2024
10.8	Form of Indemnification Agreement	S-1/A	10.8	07/10/2024
10.9	Marketing Agreement with Outside the Box Capital, Inc.	S-1/A	10.9	07/10/2024
10.10 (a)	First Amendment to Marketing Services Agreement with Outside the Box Capital, Inc.	S-1/A	10.10	12/03/2024
10.10 (b)	Marketing Agreement with Outside the Box Capital, Inc., dated March 1, 2025				X
10.11†	2024 Omnibus Incentive Plan	S-1	10.10	06/18/2024
10.12†	Employment Agreement with Lavell Juan Malloy, II	S-1/A	10.11	07/10/2024
10.13†	Employment Agreement with Daniel Leibovich	S-1/A	10.12	07/10/2024
10.14	Software as a Service (SaaS) Agreement, dated November 13, 2024, by and between Brag House Holdings, Inc. and EVEMeta, LLC	S-1/A	10.14	01/13/2025
10.15^	Master Service Agreement, dated November 13, 2024, by and between Brag House Holdings, Inc. and Artemis Ave LLC	S-1/A	10.15	01/13/2025
10.16	Sales Representation Agreement, dated September 11, 2024, by and between Brag House Holdings, Inc. and IMG College, LLC	S-1/A	10.16	01/13/2025

14.1	Code of Ethics				X
19.1	Insider Trading Policy				X
21.1	Subsidiaries of the Registrant	S-1/A	21.1	07/10/2024
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
97.1	Compensation Recovery Policy				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.

^	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulations S-K because they are not material and are the type that the registrant treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

BRAG HOUSE HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brag House Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brag House Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New Haven, CT

May 7, 2025

BRAG HOUSE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and Cash Equivalents	$29,228	$33,889
Other Receivable	34,667	34,667
Other Current Assets	18,332	30,560
Total Current Assets	82,227	99,116

Other Assets:
Deferred Offering Costs	1,219,176	610,835
Other Assets	125	8,639
Total Other Assets	1,219,301	619,474
Total Assets	$1,301,528	$718,590

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$1,929,469	$953,198
Due to Officers – Related Party (Note 3)	24,303	9,611
Accrued Interest	1,189,345	363,120
Accrued Payroll	251,043	47,310
Accrued Liabilities	193,785	645,891
Shares Payable	32,500	251,056
Other Current Liabilities	95,238	238
Notes Payable (Note 7)	297,900	-
Convertible Debt - December 2024, net of discount (Note 7)	21,719	-
Convertible Debt, net of discount and issuance costs (Note 7)	5,722,511	4,527,228
Total Current Liabilities	9,757,813	6,797,652
Total Liabilities	9,757,813	6,797,652

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 Par Value - 200,000 Shares Authorized, no shares Issued and Outstanding as of December 31, 2024 and 2023	-	-
Preferred Stock, $0.0001 Par Value - 24,800,000 Shares Authorized, 82,096 Issued and Outstanding as of December 31, 2024 and 2023	420	420
Common Stock, $0.0001 Par Value - 250,000,000 Shares Authorized, 7,033,330 and 5,744,929 Issued and Outstanding as of December 31, 2024 and 2023	14,554	14,794
Stock Subscription Receivable	(3,700)	(4,276)
Additional Paid In Capital, Net of Offering Costs	6,195,322	5,284,362
Accumulated Deficit	(14,647,702)	(11,359,183)
Accumulated Other Comprehensive Loss	(15,179)	(15,179)
Total Stockholders’ Equity (Deficit)	(8,456,285)	(6,079,062)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,301,528	$718,590

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31, 2024	December 31, 2023
Revenues:
Tournament Revenues	$-	$366,333
Live-streaming Services	105	105
Total Revenues	$105	$366,438

Cost of Sales
Cost of Sales	$464	$34,835
Total Cost of Sales	$464	$34,835
Gross Profit	$(359)	$331,603

Operating Expenses:
Advertising and Marketing	$172,989	$311,364
Legal and Professional	490,528	321,506
Selling, General and Administrative	626,901	1,099,576
Software Development	21,034	24,074
Stock-Based Compensation	179,766	556,222
Rent Expense	92	1,114
Total Operating Expenses	$1,491,310	$2,313,856

Other (Income) Expense:
Interest Expense and Amortization of Debt Discount	$2,179,122	$2,769,208
Other Income	(384,047)	(79,113)
Foreign Currency Loss	1,775	—
Total Other (Income) Expense	$1,796,850	$2,690,095
Loss from Continuing Operations Before Income Taxes	$(3,288,519)	$(4,672,348)
Provision for Income Taxes	$—	$—
Net Loss	$(3,288,519)	$(4,672,348)
Other Comprehensive Loss, Net of Tax
Foreign Currency Translation Adjustment	$—	$—
Total Other Comprehensive Loss	$—	$—
Total Comprehensive Loss	$(3,288,519)	$(4,672,348)

Net Loss per Common Share – Basic and Diluted	$(0.58)	$(0.84)
Weighted Average Shares Outstanding – Basic and Diluted	5,697,212	5,594,621

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on December 31, 2022	—	$—	82,096	$420	5,744,929	$14,794
Stock-Based Compensation	—	—	—	—	—	—
Offering Costs	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—
Balance on December 31, 2023	—	$—	82,096	$420	5,744,929	$14,794
Issuance of Shares Payable	—	—	—	—	135,856	33
Sale of Common Stock	—	—	—	—	29,093	7
Retirement of Shares	—	—	—	—	(208,010)	(425)
Issuance of common stock for services	—	—	—	—	1,250,000	125
Stock-Based Compensation	—	—	—	—	—	—
Interest Payment in Shares	—	—	—	—	81,462	20
Net Loss	—	—	—	—	—	—
Balance on December 31, 2024	—	$—	82,096	$420	7,033,330	$14,554

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) — (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Subscription Receivable	Additional Paid-in Capital - Net of Offering Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance on December 31, 2022	$(4,276)	$4,730,140	$(6,686,835)	$(15,179)	$(1,960,936)
Stock-Based Compensation	—	556,222	—	—	556,222
Offering Costs	—	(2,000)	—	—	(2,000)
Net Loss	—	—	(4,672,348)	—	(4,672,348)
Balance on December 31, 2023	$(4,276)	$5,284,362	$(11,359,183)	$(15,179)	$(6,079,062)
Issuance of Shares Payable	—	351,372	—	—	351,405
Sale of Common Stock	—	99,993	—	—	100,000
Retirement of Shares	576	(151)	—	—	—
Issuance of common stock for services	—	—	—	—	125
Stock-Based Compensation	—	179,766	—	—	179,766
Interest Payment in Shares	—	279,980	—	—	280,000
Net Loss	—	—	(3,288,519)	—	(3,288,519)
Balance on December 31, 2024	$(3,700)	$6,195,322	$(14,647,702)	$(15,179)	$(8,456,285)

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2024	December 31, 2023
OPERATING ACTIVITIES
Net Loss	$(3,288,519)	$(4,672,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Interest	$826,225	$298,979
Share Payable	132,849	81,694
Stock-Based Compensation	179,766	556,222
Amortization of Debt Discount	50,629	462,170
Amortization of Debt Issue Costs	—	143,906
Loan Extension Fees	997,253	1,864,153
Deferred Offering Costs	(6,647)	—
Interest Payment in Shares	280,000	—
Changes in operating assets and liabilities:
Accounts Receivable	—	100,000
Other Receivable	—	(34,667)
Other Current Assets	12,228	(28,659)
Other Assets	8,639	—
Accounts Payable	489,577	451,339
Related Party Payable	14,692	(33,952)
Accrued Payroll	203,733	(3,339)
Accrued Liabilities	(567,106)	37,506
Other Current Liabilities	95,000	—
Net Cash Flows Used in Operating Activities	$(571,681)	$(776,996)

FINANCING ACTIVITIES
Proceeds from Notes Payable	322,900	—
Repayment of Note Payable	(25,000)	—
Proceeds from OID Convertible Loans, net	169,120	252,506
Proceeds from the sale of Common Stock	100,000	—
Offering Costs	—	(2,000)
Net Cash Flows from Financing Activities	$567,020	$250,506

Net change in cash	$(4,661)	$(526,490)
Cash and Equivalents at the beginning of the year	33,889	560,379
Cash and Equivalents at the end of the year	$29,228	$33,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$25,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Deferred Offering Costs	$608,341	$610,835
Issuance of Shares Payable	$351,405	$—
Other Assets paid for with Shares	$125	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Brag House Holdings, Inc. (“Brag House” or “BHHI” or the “Company”) was formed as a Delaware corporation on December 3, 2021. The Company’s principal executive offices are located at 45 Park Street, Montclair, NJ 07042.

Brag House, Inc. (“BHI”), the Company’s wholly owned indirect subsidiary, was formed as a Delaware corporation in February 2018. Their principal offices are located at 45 Park Street, Montclair, NJ 07042.

On June 11, 2021, Brag House, Ltd. (“BHL”) was registered in the United Kingdom. Their principal offices are located at 7 – 9 Swallow Street, London W1B 4DE, United Kingdom.

On August 16, 2021, BHL acquired all of the 10,000,000 issued and outstanding BHI shares held by BHI shareholders on a one for 14.07 basis (rounded to the nearest whole number) in exchange for 140,700,000 ordinary shares of £0.0001 in BHL, making BHI a wholly owned subsidiary of BHL (“UK Reorganization”).

Following the UK Reorganization, the board of directors of BHL determined that it was in the best interests of BHL and its shareholders that an initial public offering in the United States and concurrent listing on Nasdaq be pursued. To effect that proposed initial public offering and listing on Nasdaq, in December 2021, the Company was formed. In connection with this offering, prior to the effectiveness of the registration statement, on February 8, 2022, the Company approved a reorganization, in which the shareholders of BHL would exchange their ordinary shares and preference shares of BHL for a proportionate number of common and preferred shares in the Company on a 21 to 1 basis (“U.S. Reorganization”). Immediately following the U.S. Reorganization, BHL became the wholly-owned subsidiary of the Company, and BHI became the indirect wholly-owned subsidiary of the Company. Management anticipates that BHL will be wound down and dissolved as soon as reasonably practicable following the consummation of this offering.

On June 11, 2024 the Company’s board of directors approved, and on June 13, 2024 the Company’s stockholders approved the original reverse stock split (“Original Reverse Stock Split”). On June 14, 2024 the Company filed the Second Certificate of Amendment to its Certificate of Incorporation to effect the Original Reverse Stock Split, such that every holder of Common Stock and Series A Preferred Stock of the Company received 1 share of Common Stock and 1 share of Series A Preferred Stock for every 5.1287 of a share held. On October 11, 2024 the Company canceled the Original Reverse Split and effected a 1 for 2.43615 consolidation of its issued and outstanding Common Stock and Series A Preferred Stock (the “Reverse Stock Split”). On October 11, 2024, the Company filed the Third Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Conversion Price of Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), will reflect the Reverse Stock Split. All fractional shares created by the 1 for 2.43615 exchange will be paid in cash. The resulting payment amount due for the fractional shares is not material. The Reverse Stock Split had no impact on the par value per share of the Company’s Common Stock and Series A Preferred Stock, all of which remain at $0.0001. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying Notes have been restated for the Reverse Stock Split.

On February 14, 2025, the Company received its notice of effectiveness from the Securities Exchange Commission and became a public company. On March 5, 2025 the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood Capital Partners, LLC (“Kingswood”) as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s common stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million.

On March 6, 2025 the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the Securities Exchange Commission and completed its IPO.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the underwriting agreement, as partial compensation for their services, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s common stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025 and expiring on March 6, 2030, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the Offering price. The terms of the Representative’s Warrant are substantially the same as the terms set forth in the form of such warrant which is filed as Exhibit 4.1 to the report on Form 8-K filed by the Company on March 11, 2025.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s common stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise, before deducting underwriting discounts and other related expenses, of $885,000. The over-allotment exercise closed on March 11, 2025 and, on that same date, the Company issued a press release announcing the closing of the over-allotment exercise.

Nature of the Business

Brag House is a vertically integrated social network for college esports. The Company’s mission is to create a community which empowers gamers, streamers, and fans to interact with one another. The Company’s platform, which focuses on building a centralized esports experience for non-professional college gamers and their fans, achieves this by allowing college students to compete against one another, support their favorite gamers and teams, and win prizes.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2024, the Company had an accumulated deficit of $14,647,702. For the year ended December 31, 2024, the Company had a net loss of $3,288,519 and negative cash flows from operations of $571,681. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had, and expects to have, negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and infusions of cash from advances by its Chief Executive Officer, and plans to continue funding operations through the sale of equity or issuance of debt instruments. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

The Company also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football. The partnership’s first activation is planned to be held online on May 17, 2025 (originally scheduled for March 5, 2025) for students and alumni of the University of Florida, one of Learfield’s media rights properties. The Company believes this partnership positions itself to leverage Learfield’s college network to generate sponsorship revenue and brand engagement opportunities while giving the Company access to extensive datasets from diverse college campuses as the Company evolves into a scalable data insight revenue model, where the Company aims to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. The Company further believes this partnership will contribute directly to its model through shared sponsorship earnings, while validating its marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces.

Management believes this is a strong indicator of continued growth in the coming years for tournament revenue. Until revenue from such tournaments provides sufficient and steady cash flow, management intends to raise funds through this Initial Public Offering and believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds through the Initial Public Offering or otherwise.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management believes that the revenue to be generated from operations, together with equity and debt financing, will provide the necessary funding for the Company to continue as a going concern. However, the Company has earned minimal revenue through the year ended December 31, 2024, and there are currently no arrangements or agreements for such financing and management cannot guarantee any potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non binding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the balances and results of operations of the Company and our consolidated subsidiaries. The summary of significant accounting policies presented below are designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The Company and its subsidiaries operate as a single operating segment.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

The Company bases its estimates and assumptions on an ongoing basis using historical experience and other factors, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, which may cause the Company’s future results to be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

Allowance for Credit Losses

Trade accounts receivable are stated net of an allowance for credit losses. The Company estimates the credit losses using historical information, current economic conditions and reasonable and supportable forecast information for a reasonable period of time. The Company starts by determining expected credit losses by using historical loss information based on the aging of receivables. An analysis of the current economic conditions along with forecast information is then used to determine any adjustment to the historical loss rates to determine the appropriate rates for future losses and the Company’s current expected credit losses for trade receivables. As of December 31, 2024 and 2023, there were no accounts receivable balances.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the IPO, which had not closed as of 12/31/2024. These direct offering costs will remain classed as a non-current asset and will be reclassified to additional paid-in capital once the IPO has closed. These amounts will then be shown, along with underwriters’ fees paid, net against IPO proceeds received. During the years ended December 31, 2024 and 2023, the Company incurred a total of $608,341 and $610,835, respectively, in additional deferred costs in connection with the offering of equity securities. The Company recorded $1,219,176 and $610,835 of deferred offering costs as a non-current asset in the accompanying consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Subscription Receivable

The Company records share issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on a balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-10-45-2, “Equity” — Other Presentation Matters, the subscription receivable is reclassified as a contra account to stockholders’ deficit on the consolidated balance sheet.

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit beginning in October 2021 for qualified wages through December 2021 and filed a cash refund claim during year ended December 31, 2023. The employee retention credit totaling $50,000 was recognized as other income on the consolidated statements of operations during the year ended December 31, 2023 and the cash that is receivable is net of the $5,000 fee that the Company paid for the processing service.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

As of December 31, 2023, $15,333 of the tax credit receivable has been received and the $5,000 fee was paid for the processing service. The remaining receivable of $34,667 is included as an other receivable in the current assets section of the Company’s consolidated balance sheet as of December 31, 2024 and 2023.

Software Development Costs

The Company incurs cost to develop computer software to be sold, leased, or otherwise marketed. Their research and development expenses consist principally of salaries and benefits, costs of computer equipment, and facility expenses. Per ASC 985, “Software — Costs of Software to Be Sold, Leased, or Marketed,” all costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed are research and development costs. Those costs shall be charged to expense as incurred. The technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Development costs for software incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized using the greater of either the straight-line method over the expected life of the related products or based upon the pattern in which economic benefits related to such assets are realized. No development costs for software were capitalized in 2024 or in prior years.

Concentration of Credit Risk

Financial Instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2024 and 2023, management believes the Company was not exposed to significant risks on such accounts.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $172,989 and $311,364 for the years ended December 31, 2024 and 2023, respectively.

Fair Value Measurements

As defined in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company did not have any financial liabilities that were subject to fair value measurement.

Derivatives

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments, in accordance with ASC 815, “Derivatives and Hedging”. The standard requires that the Company record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the financial statements over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Equity Awards with a Guaranteed Minimum-Value Cash Settlement - Technology Purchase Agreements

The Company evaluates its stock-based compensation arrangements within the scope of ASC 718, “Compensation - Stock Compensation”. The Company has issued an equity award with a guaranteed minimum-value cash settlement in accordance with the terms that were agreed upon by the Company in the Master Services Agreement (“MSA”) with Artemis Ave LLC (“Artemis”) and the Software as a Service Agreement (the “SaaS” Agreement) with EVEMeta, LLC (“EVEMeta”). Subsection ASC 718-10-20 defines these equity awards as combination awards. Under this classification, the share grant is to be accounted for as an equity-classified award measured at grant-date fair value, and the cash-settled written put option should be liability classified and marked to fair value at each reporting period. Compensation costs for the share grant is measured and fixed on the date of grant and recognized over the vesting period, which is consistent with the delivery of goods and services. Compensation costs associated with the cash-settled written put option should be recognized over the vesting period based on the remeasured fair value at each reporting period, which is consistent with the delivery of goods and services from the vendor,  until settlement. To value the cash-settled written put option, the Company remeasures the fair market value of the written put option via an appropriate option pricing model in accordance with ASC 718 and records the appropriate liability as of each reporting period with a corresponding adjustment to compensation costs. Please refer to Notes 4 and 5 for a detailed explanation of the terms of the technology purchase agreements.

Cloud Computing Arrangements - Technology Purchase Agreements

The Company applies the guidance under ASC 350-40, “Intangibles – Goodwill and Other-Internal-Use Software”, when evaluating the applicable accounting treatment for the purchase of technological products and services. The Company has determined that the MSA with Artemis and the SaaS Agreement with EVEMeta constitute a cloud computing arrangement (“CCA”). Accordingly, the Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in “other assets.” The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. . As of December 31, 2024, $125 was recognized as an other asset related to the Company’s cloud computing arrangements and no amortization costs have been recognized for the year ended December 31, 2024.

BRAG HOUSE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Convertible Debt

The Company accounts for convertible debt instruments in accordance with the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Under this guidance, convertible debt instruments that do not meet the criteria for separation of embedded conversion features from the host contract are accounted for as a single liability. If a convertible debt instrument contains embedded features (e.g., conversion options, redemption rights) that require separate accounting under ASC 815, “Derivatives and Hedging”, the Company evaluates such features and bifurcates them as derivative liabilities when applicable. Issuance costs related to convertible debt are presented as a direct deduction from the carrying amount of the liability and are amortized to interest expense over the term of the debt using the effective interest method.

Shares Payable

The Company has incurred obligations that are payable in shares of the Company’s equity. If shares are not issued to satisfy those obligations, a short-term liability is recognized as a share payable and the corresponding expense is recorded in the appropriate account.

During 2023, the Company entered into several agreements with contractors to pay them for services with shares of the Company’s Common Stock. These shares of stock are valued at fair market value as of the date the services were provided. All shares payable to contractors were either valued at the fair market value of the stock as of the grant date or at the fair market value of the services provided and a total of 31,956 shares were due as of December 31, 2023 (as adjusted for the Reverse Stock Split), for a total share balance of $71,100. A total of 27,790 shares (as adjusted for the Reverse Stock Split) were due for services provided during the year ended December 31, 2024 for a total additional expense of $93,530. Further, in March of 2024, the Company sold 29,093 shares (as adjusted for the Reverse Stock Split) of BHHI Common Stock for total proceeds of $100,000. All shares payable were issued in May of 2024 and are included in the Common Stock and additional paid in capital, net of offering cost balances as of each period end.

Additionally, upon issuing convertible debt, the Company is required to concurrently issue equity kicker shares to investors in accordance with the terms of the convertible debt agreement. These shares were not yet issued as of December 31, 2023 and were subsequently issued in May of 2024. As such, the corresponding balances for shares payable in connection with the issuance of convertible debt are $0 and $179,956 as of December 31, 2024 and December 31, 2023, respectively. Refer to Note 7, Debt, for more detail. A total of 2,304 shares (as adjusted for the Reverse Stock Split) were added for additional convertible debt added during the year ended December 31, 2024 for a total additional expense of $6,819.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In December of 2024, the Company raised $25,000 from a short-term loan which has a 30% original issue discount that constitutes the interest due on the loan, a payment in equity kicker shares of the Company’s Common Stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO of $4. This resulted in an additional 1,875 shares of Common Stock becoming due and these were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025. Please refer to Note 7 for more detail.

Lastly, in December of 2024, the Company sold 6,250 shares of Common Stock for total cash proceeds of $25,000. These shares of Common Stock are pending issuance subsequent to the consummation of the IPO. These were not issued as of December 31, 2024 and are included in the shares payable balance as of year-end. These shares were issued in April of 2025.

The Company had a shares payable balance of $32,500 and $251,056 as of December 31, 2024 and 2023, respectively.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when or as performance obligations are satisfied

The Company generates revenues mainly from advertising, sponsorship and league tournaments. An insignificant amount of revenue is generated through the operation of its live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees or subscriptions to compete in league competitions. Streaming revenue amounts are recognized as live-streaming services on the consolidated statements of operations and comprehensive loss.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASC 842”). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability).

Right of use (“ROU”) assets include any prepaid lease payments and exclude any lease incentive and initial direct costs incurred; a corresponding lease liability will be recorded for future lease payments using an incremental borrowing rate. Lease expense for minimum lease payments is recognized on a straight-line basis over a lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Foreign Currency Translation

For the Company’s non-U.S. operations where the functional currency is the local currency, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. The Company translates income statement amounts at average rates for the period. Transaction gains and losses are recorded in other (income) expense, net in the Consolidated Statement of Operations and Comprehensive Loss.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. All outstanding convertible promissory notes are considered Common Stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of Common Stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2024 and 2023.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss. In accordance with the Reverse Stock Split on October 11, 2024 (see Note 2 — Summary of Significant Accounting Policies), the number of shares of Common Stock underlying the Original Issue Discount Convertible Promissory Notes, the Convertible Series A Preferred Stock, Shares Payable, and Unvested Restricted Stock are now 1 for 2.43615, and the below information gives effect to the Reverse Split:

	Years Ended December 31,
	2024	2023
Original Issue Discount Convertible Promissory Notes	1,903,675	1,436,208
Unvested Restricted Stock	69,782	150,308
Shares Payable	8,125	29,185
Convertible Preferred Stock	82,096	82,096
Total	2,063,678	1,697,797

As of the date of these financial statements, no dividends have been declared in any year since inception and all classes of BHHI’s stock do not have cumulative dividend features. As such, we did not include any adjustment to the net loss for dividends. Ultimately, there was no adjustment needed to determine dilutive loss per share and only basic loss per share was calculated.

The table below represents the calculation for both basic and diluted net loss per share (as adjusted for the Reverse Stock Split):

	Years Ended December 31,
	2024	2023
Net loss	$(3,288,519)	$(4,672,348)
Weighted-average shares outstanding – Basic	5,697,212	5,594,621
Loss per share – Basic and Diluted	$(0.58)	$(0.84)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s temporary differences result primarily from capitalization of certain qualifying research and development expenses, stock based compensation, and net operating loss carryovers. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% of likely being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general and administrative expenses.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stock-Based Compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met. Companies typically use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. No stock options have been issued by the Company through December 31, 2024. Restricted stock awards are valued based on the fair value on the date of grant and amortized ratably over the estimated life of the award. Restricted stock may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, the Company records compensation expenses related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events. The Company recognizes forfeitures of stock-based awards as they occur.

Recent Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). The ASU also requires that an entity that has a single reportable segment provide all the disclosures required by this ASU and all existing segment disclosures in Topic 280. The ASU does not change how operating segments are identified or, when applicable, aggregated. The Company adopted this standard for fiscal year 2024. Refer to Note 9 Segment Reporting.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures. These amendments are effective for fiscal years beginning after December 15, 2024. These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements. Management is currently evaluating the impact of adopting this standard; and do not expect it to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for us for our fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard beginning with the fiscal year 2027 annual financial statements, and management is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

During the years ended December 31, 2020 and 2019, Lavell Juan Malloy, II, the Company’s co-founder and Chief Executive Officer, on an as needed basis, paid operational expenses on behalf of the Company. This payable bears no interest rate and is due upon demand. At December 31, 2022, the Company had an outstanding balance due to Lavell Juan Malloy, II of $43,563. In January of 2023, the Board of Directors approved the full repayment of the account balance and this was settled in full for the remaining balance of $43,563. Concurrently, an approval was made to pay deferred compensation that was due to the COO and CTO. A total payment of $50,649 was made in cash, which includes deferred compensation of $46,811, plus employer taxes, workers compensation and service fees. These payments were all made on January 4, 2023.

BHI, and therefore the Company, has entered into restricted stock purchase agreements with certain related parties, including Lavell Juan Malloy, II, the Company’s co-founder and Chief Executive Officer, Daniel Leibovich, the Company’s co-founder, Chief Operating Officer, and William Simpson, the Company’s co-founder and Former Chief Technology Officer. For additional detail, refer to Note 5 — Stockholders’ Deficit.

As of December 31, 2024 and 2023, the Company had payables to the Company’s co-founder and Chief Executive Officer and the Company’s co-founder and Chief Operating Officer, for reimbursable expenses totaling $24,303 and $9,611, respectively. During 2023, the Company added the $9,611 in payables due. During 2024, the Company added $51,712 in payables and repaid a total of $37,020.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

The Company evaluates its business transactions and agreements during the course of business to identify whether any contingencies or commitments exist which would give rise to the recognition of a loss or liability. The Company is currently not involved with or know of any pending or threatening litigation against the Company or any of its officers. Further, the Company is currently complying with all relevant laws and regulations and does not have any long-term commitments or guarantees.

Marketing Agreement

In March of 2024, the Company also entered into a marketing agreement with Outside the Box Capital, Inc. for marketing services to be provided for the six-months period from May 1, 2024 to October 31, 2024. Compensation for these services will be $100,000 in cash and due upon either the successful completion of the Company’s IPO or within six months from the effective date of the agreement, the earlier of the two dates. Additionally, the Company will issue shares of BHHI Common Stock, priced at the IPO, totaling $200,000. The shares became due 10 days after the successful completion of the Company’s IPO on March 6, 2025, deemed the listing date, and were issued in April of 2025. Lastly, if the Company achieves a $50 million market cap for a minimum of seven days during the period of services, the Company will issue an additional 50,000 shares. Services under this contract were not provided during the expected service period of May through October of 2024. A modification of the agreement was negotiated and finalized in November of 2024. Services were amended to begin on December 15, 2024 through June 15, 2025. Services had not yet commenced as of December 31, 2024. As a result, a modification of the agreement was executed on March 28, 2025. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. It also revised the terms of compensation and, as a result, the base compensation of $100,000 will be payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s listing date as a publicly traded company (“Listing Date”) and the second and final payment for the remaining amount will be due three months from the Listing Date. The first payment of $50,000 was made in April of 2025. As a result, no accrual for a liability was recorded as of December 31, 2024. Please see Note 10 for more detail on this amendment.

Broncos Sponsorship Agreement

During 2023, the Company entered into a sponsorship agreement with Stadium Management Company and the Denver Broncos. This resulted in marketing expenses totaling $305,000 during the year ended December 31, 2023. In September of 2024, the parties concluded the sponsorship agreement and this resulted in a reduction of the payable amount from $305,000 to $61,000. The reduction of $244,000 was recorded as other income during the year ended December 31, 2024.

Technology Purchase Agreements

On November 13, 2024 (the “Artemis Effective Date”), the Company entered into a MSA with Artemis, a skilled technology company, whereby Artemis agreed to develop a proprietary machine learning solution for the Company’s platform (the “Software”) and provide certain services. In exchange, the Company agreed to issue 937,500 shares of its Common Stock to Artemis (the “Artemis Stock Consideration”) in December 2024. The Artemis Stock Consideration is subject to a lock-up provision, with shares of the Artemis Stock Consideration to be released in three (3) equal tranches of 312,500 shares each according to the terms outlined in the MSA and the respective Statements of Work (“SOWs”) attached thereto. In connection with the execution of the MSA, on November 13, 2024 (the “EVEMeta” Effective Date”), the Company entered into a SaaS Agreement with EVEMeta, an innovative technology company, whereby EVEMeta agreed to license its solution to the Company. In exchange, the Company issued 312,500 shares of its Common Stock to EVEMeta (the “EVEMeta Stock Consideration” and, collectively, with the Artemis Stock Consideration, the “Stock Consideration”). The 1,250,000 shares granted to Artemis and EVEMeta in exchange for services had a fair market value of $4.00 per share at the date of grant for a total cost of $5,000,000. Further, once released from lock up, the Company will provide each vendor with a guarantee of a minimum value for the released shares for 18 months from the date of release. In the event that either vendor is not able to resell the shares at the IPO price of $4.00 per share, the Company will make additional payments under its minimum value guarantee to the vendor in cash to ensure a total compensation of $3,750,000 to Artemis and $1,250,000 to EVEMeta. Those payments will be made in cash and not in additional shares of Common Stock.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

The issuances of the Stock Consideration are accounted for in accordance with the accounting provisions under ASC 718, “Compensation - Stock Compensation” and ASC 350-40, “Intangibles – Goodwill and Other-Internal-Use Software” as noted in Note 2, regarding the technology purchase agreements. As of December 31, 2024, the Company did not recognize a liability for the cash settlement provision since the IPO had not yet taken place. Further, the Company has only recognized the par value of the shares that were granted and has recorded $125 as an other assets. The remaining cost basis will be recognized as the milestones are achieved and shares are removed from the lock-up provisions, which is expected to commence in 2025. Please refer to Note 2 and 5 for further detail about the technology purchase agreements.

NOTE 5 — STOCKHOLDERS’ DEFICIT

Capital Structure

On December 3, 2021, BHHI was incorporated and the Company authorized 50,000,000 shares of Common Stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. On February 22, 2022, the certificate of incorporation was amended and the Company authorized 250,000,000 shares of Common Stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Further, the Company designated 200,000 shares of preferred stock as Series A preferred stock with a par value of $0.0001 per share. Shares of Convertible Series A preferred stock and Common Stock (the “Junior Securities”) are entitled to one vote for each share. In order of liquidation rights, distributions will be made to the Series A preferred holders then to the holders of the Junior Securities. The Series A preferred stock has a liquidation preference of $0.50 per share in the event of a liquidation and distribution. Further, each share of Convertible Series A preferred stock shall automatically convert into one share of Common Stock upon consummation of an underwritten public offering of Common Stock. The Company completed an initial public offering during March of 2025. Please refer to Note 1 for the details of the IPO. There were no shares of Series A preferred stock issued and outstanding during any period since inception and, 82,096 shares of preferred stock and a total of 6,296,434 and 5,744,929 shares of Common Stock, respectively, issued and outstanding as of December 31, 2024 and 2023 (as adjusted for the Reverse Stock Split), respectively.

In October of 2024, the Company authorized and filed an amendment to the Articles of Incorporation to authorize a 1 for 2.43615 Reverse Stock Split for all Common and Preferred Stock.

Incentive Award Plan

On June 11, 2024, the Company’s Board of Directors adopted the Original Stock Incentive Plan, which was approved by its stockholders on June 13, 2024. On December 31, 2024 our Board of Directors adopted the Stock Incentive Plan, which was approved by the Company’s stockholders on January 30, 2025. The Stock Incentive Plan became effective on February 13, 2025. The Stock Incentive Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Code to the Company’s employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and other stock-based performance awards to the Company’s employees, directors, and consultants (collectively, “Awards”).

A total of 2,250,000 shares of common stock will be reserved for issuance pursuant to the Stock Incentive Plan (“Plan Share Reserve”). The Plan Share Reserve shall be increased on the first day of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the lesser of (i) ten percent (10.0%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year and (ii) an amount determined by the Board of Directors.

Shares with respect to which options or SARs are not exercised prior to termination of the option or SAR, shares that are subject to restricted stock units which expire without converting to Common Stock, and shares of restricted stock which are forfeited before the restrictions lapse, shall be available for grants of new Awards under the Stock Incentive Plan. Notwithstanding the foregoing, neither (i) shares accepted by the Company in payment of the exercise price of any option, if permitted under the terms of such option, (ii) any shares withheld from a participant, or delivered to the Company in satisfaction of required withholding taxes arising from Awards, nor (iii) the difference between the total number of shares with respect to SAR, shall be available for reissuance under the Stock Incentive Plan.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

Awards granted under the Stock Incentive Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity directly or indirectly acquired by the Company will not reduce the shares available for grant under the Stock Incentive Plan. However, any such shares issued in connection with the assumption of, or in substitution for, outstanding options intended to qualify as incentive stock options shall be counted against the aggregate number of shares of Common Stock available for Awards of incentive stock options under the Plan. Subject to applicable stock exchange requirements, available shares under a stockholder-approved plan of an entity directly or indirectly acquired by the Company may be used for Awards under the Stock Incentive Plan and shall not reduce the number of shares of Common Stock available for issuance under the Stock Incentive Plan.

The Compensation Committee of the Company’s Board of Directors will administer the Stock Incentive Plan (the “Administrator”) and the plan provides for the grant of stock options (including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”)), SARs, restricted stock, restricted stock units (“RSUs”), and other stock-based and cash-based incentive Awards. No determination has been made as to the types or amounts of Awards that will be granted to specific individuals pursuant to the Stock Incentive Plan. Each Award will be set forth in a separate agreement and will indicate the type and terms and conditions of the Award.

As of December 31, 2024, no awards have been granted and, thus, no compensation has been incurred in connection with the Stock Incentive Plan. Compensation for grants of awards will be determined in accordance with the Company’s stock-based compensation policy.

Stock Issuances

From April to June of 2022, the Company sold 132,243 shares of BHHI Common Stock for total cash proceeds of $322,164 (as adjusted for the Reverse Stock Split).

In March of 2024, the Company sold 29,093 shares (as adjusted for the Reverse Stock Split) of BHHI Common Stock for total proceeds of $100,000. These were issued during May of 2024 and, therefore, issued and outstanding as of December 31, 2024.

During the year ended December 31, 2024, the Company issued shares payable to vendors and contractors and shares in connection with the issuance of convertible debt securities, which were designated as equity kicker shares, and made up the balance of shares payable in prior periods. A total of 135,856 shares of Common Stock (as adjusted for the Reverse Stock Split) were issued and outstanding with a total value of $351,405. Further, the Company received and retired 208,010 shares of Common Stock (as adjusted for the Reverse Stock Split) from previous shareholders with a total value of $576.

During the year ended December 31, 2024, the Company also issued 81,462 shares of Common Stock (as adjusted for the Reverse Stock Split) in full payment of the $280,000 amount that was payable in shares of the Company in connection with the issuance of bridge loans. Please refer to Note 7. All 81,462 shares of Common Stock were issued during the year ended December 31, 2024.

On November 13, 2024, the Company entered into a MSA with Artemis to develop the Software and provide certain services. In exchange, the Company agreed to issue 937,500 shares of its Common Stock to Artemis. The Artemis Stock Consideration was issued to Artemis on December 26, 2024. In connection with the execution of the MSA, on November 13, 2024, the Company entered into a SaaS Agreement with EVEMeta to license its solution to the Company. In exchange, the Company issued 312,500 shares of its Common Stock to EVEMeta. The EVEMeta Stock Consideration was issued to EVEMeta on December 26, 2024. The 1,250,000 shares granted to Artemis and EVEMeta in exchange for services had a fair market value of $4.00 per share at the date of grant for a total cost of $5,000,000. The value of the shares will vest over the milestones in the agreement and the Company will recognize those costs as services are rendered. As of December 31, 2024, none of the shares have been released from the lock-up provisions. The Company has recognized the par value of the shares, equaling $125, as an increase to common stock and other assets as of December 31, 2024 and the remaining unrecognized compensation expense of $4,999,875 of the fair market value of the shares issued as consideration remains unrecognized. Please refer to Note 2 and Note 4 for further detail on these technology purchase agreements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

In December of 2024, the Company raised $25,000 from a short-term loan which has a 30% original issue discount that constitutes the interest due on the loan, a payment in equity kicker shares of the Company’s Common Stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO of $4. This resulted in an additional 1,875 shares of Common Stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025. Please refer to Notes 7 and 10.

In December of 2024, the Company sold 6,250 shares of Common Stock for total cash proceeds of $25,000. The shares of Common Stock are to be issued immediately after the consummation of the IPO, in accordance with the subscription agreement. These were not issued as of December 31, 2024 and are included in the shares payable balance as of year-end. These shares were issued in April of 2025. Please refer to Note 10.

During 2023, the Company incurred a total of $2,000, respectively, in costs connected with the offering of equity securities and recorded this amount in the respective contra-equity account for additional paid-in capital offering costs. The total ending balance of offering costs as of December 31, 2024 and 2023 was $307,296 in each year. This amount was netted against the additional paid in capital balances in each year presented on the consolidated balance sheets. During 2023, the $2,000 in offering costs is in connection with professional fees in connection with equity offerings.

Restricted Stock Agreements

BHI, and therefore the Company, has entered into restricted stock purchase agreements with various employees and advisors. The share exchanges that occurred during 2021 and 2022 have an effect on the number of restricted shares that are vested and unvested as of the end of each respective year end.

On February 24, 2018, BHI entered into a Founder Restricted Stock Purchase Agreement (“Malloy FRSPA”) with Lavell Juan Malloy, II, the Company’s co-founder and Chief Executive Officer, pursuant to which BHI sold 4,008,417 shares of restricted common stock in BHI, par value of $0.0001 per share, for cash proceeds of $401. The restricted stock vests at 25% on the one-year anniversary of the date of the Malloy FRSA and then monthly during the subsequent thirty-six months. As of December 31, 2024, the Company has not received the proceeds from Mr. Malloy and the $401 is recorded as contra equity on the December 31, 2024 and 2023 consolidated  balance sheets. During the year ended December 31, 2022, after the effect of the share exchanges, all 1,102,411 shares of Common Stock (as adjusted for the Reverse Stock Split) were considered vested, and the Company did not recognize any stock-based compensation for the years ended December 31, 2024 or 2023.

On December 21, 2019, BHI entered into a Founder Restricted Stock Purchase Agreement (“Leibovich FRSPA”) with Daniel Leibovich, the Company’s co-founder, Chief Operating Officer, pursuant to which BHI sold 3,120,917 shares of restricted Common Stock in BHI, par value of $0.0001 per share, for cash proceeds of $312. The restricted stock vests at 25% on the one-year anniversary of the date of the Leibovich FRSA and then monthly during the subsequent thirty-six months. As of December 31, 2024, the Company has yet to receive the proceeds from Mr. Leibovich and the $312 is recorded as contra equity on the December 31, 2024 and 2023 consolidated balance sheets. During the year ended December 31, 2023, after the effect of the share exchanges, 858,327 shares of Common Stock were considered vested, respectively, and the Company recognized stock-based compensation expense of $195,057 for the year, for the restricted shares that vested during each of those years with no unamortized stock compensation remaining at December 31, 2023 (as adjusted for the Reverse Stock Split). There was no stock based compensation expense recognized during the year ended December 31, 2024.

On July 7, 2020, BHI entered into a Founder Restricted Stock Purchase Agreement (“Simpson FRSPA”) with William Simpson, the Company’s co-founder and Former Chief Technology Officer, pursuant to which BHI sold 1,789,666 shares of restricted Common Stock in BHI, par value of $0.0001 per share, for cash proceeds of $179. The restricted stock vests at 25% on the one-year anniversary of the date of the Simpson FRSA and then monthly during the subsequent thirty-six months. As of December 31, 2024, the Company has yet to receive the proceeds from Mr. Simpson and the $179 is recorded as contra equity on the December 31, 2024 and 2023 consolidated balance sheets. During the years ended December 31, 2024 and 2023, after the effect of the share exchanges, 492,201 shares of Common Stock were considered vested at each period end, and the Company recognized stock-based compensation expense of $0 and $177,102 for the restricted shares that vested during 2024 and 2023, respectively with no unamortized stock compensation remaining at December 31, 2024 (as adjusted for the Reverse Stock Split).

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

During the year ended December 31, 2020, BHI also entered into various Restricted Stock Purchase Agreements (“RSPAs”) with an employee and two advisers, pursuant to which BHI sold 225,000 shares of restricted Common Stock in BHI at par value of $0.0001 per share for cash proceeds of $22. The restricted stock vests at varying rates. As of December 31, 2024, the Company has yet to receive proceeds for the restricted Common Stock issuances, and the $22 is recorded as contra equity on the December 31, 2024 and 2023 consolidated balance sheets. During the years ended December 31, 2024 and 2023, after the effect of the share exchanges, 61,880 and 51,137 shares of common stock were considered vested, respectively, and the Company recognized stock-based compensation expense of $9,766 and $14,063 for the restricted shares that vested during 2024 and 2023, respectively (as adjusted for the Reverse Stock Split). As of December 31, 2024, no unamortized stock compensation remained.

During the year ended December 31, 2021, BHI also entered into various Restricted Stock Purchase Agreements (“RSPAs”) with an employee and two advisers, pursuant to which BHI sold 756,000 shares of restricted Common Stock in BHI at par value of $0.0001 per share for cash proceeds of $76. The restricted stock vests at varying rates and as of December 31, 2022 no shares remained unvested. As of December 31, 2024, the Company has yet to receive proceeds for the restricted Common Stock issuances, and the $76 is recorded as contra equity on the December 31, 2024 and 2023 consolidated balance sheets. After the effect of the share exchanges and the Reverse Stock Split, a total of 207,918 shares were deemed to have been granted. In May of 2022, the Company terminated the employment of the employee, and, therefore, the employee forfeited 119,176 unvested shares of Common Stock. During the year ended December 31, 2022, all remaining 88,741 shares of Common Stock were considered vested.

On February 10, 2022, the Company issued a Restricted Stock Award to its outside legal counsel for 279,129 shares of Common Stock. The restricted stock vests 25% immediately and 25% over the next three years at each anniversary. During the years ended December 31, 2024 and 2023, 209,347 and 139,565 shares of Common Stock were considered vested, and the Company recognized stock-based compensation expense of $170,000 per year for the restricted shares that vested during 2024 and 2023 (as adjusted for the Reverse Stock Split). At December 31, 2024 and 2023, unamortized stock compensation of $170,001 and $340,001 remained.

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization (21:1 exchange rate) and presented entirely as BHHI Common Stock (as adjusted for the Reverse Stock Split):

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2022	644,972	$1.41
Granted	—	$—
Vested	(494,664)	$1.22
Forfeited	—	$—
Nonvested shares, December 31, 2023	150,308	$2.34
Granted	—	$—
Vested	(80,525)	$1.50
Forfeited	—	$—
Nonvested shares, December 31, 2024	69,782	$2.44

NOTE 6 — INCOME TAXES

The Company, with stockholder’s consent, elected to be taxed as an “S Corporation” during the years prior to 2021 under the provisions of the Internal Revenue Code under Section 1362(a) and comparable state income tax law. As an S Corporation, the Company is generally not subject to corporate income taxes and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. As a result of the UK Reorganization, the Company was no longer eligible to elect an S Corporation status for tax purposes and was subject to tax filings as a C-Corporation for the years ending 2021 through 2024. The Company is in the process of filing all necessary Federal and State tax returns as a C-Corporation for the years ending 2021 through 2024, and has accrued $95,000 for any potential non-compliance penalties that may be incurred as a selling, general and administrative expense and an other current liability. This amount was reclassified from a provision for income taxes during the second quarter of 2024 to a selling, general and administrative expense during the third quarter of 2024.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES (cont.)

The Company identified its federal, New York state, and the United Kingdom tax returns as its “major” tax jurisdictions. The period for income tax returns that are subject to examination for the United Kingdom jurisdiction is from 2021. All other periods for income tax returns are subject to examination for the federal and New York state jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit, and management does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At December 31, 2024 and December 31, 2023, the Company had approximately $9,676,887 and $7,210,359 in gross federal net operating loss carry-forwards, respectively. The Company also had approximately $11,337,446 and $8,133,984 in gross state net operating loss carry-forwards, respectively. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future federal carry-forwards do not expire. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets. For net loss carryforwards in the State of New York, the Company is able to carry it back three tax years preceding the tax year of the loss (the loss year). However, a loss cannot be carried back to a tax year beginning before January 1, 2015. The loss is first carried to the earliest of the three tax years. If it is not entirely used in that year, the remainder is carried to the second tax year preceding the loss year, and any remaining amount is carried to the tax year immediately preceding the loss year. Any unused amount of loss then remaining may be carried forward for as many as 20 tax years following the loss year. Losses carried forward are carried forward first to the tax year immediately following the loss year, then to the second tax year following the loss year, and then to the next immediately subsequent tax year or years until the loss is used up or the 20th tax year following the loss year, whichever comes first.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,769,080	$2,042,884
Stock-based compensation	646,033	635,864
Capitalized research and development - Sec 174	100,251	—
Total deferred assets	3,515,364	2,678,748
Valuation allowance	(3,515,364)	(2,678,748)
Net deferred tax assets	$—	$—

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not. The valuation allowance increased $836,616 and $1,046,842, respectively, during the years ended December 31, 2024 and 2023.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Change in valuation allowance	26	26
Other	(—)	(—)
Effective tax rate	—%	—%

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT

Original Issue Discount Convertible Promissory Notes

The Company issued convertible debt during 2022 through May of 2024. The balances of convertible debt as of December 31, 2022 were $2,300,575 in outstanding principal and $469,082 in unamortized debt issuance costs and debt discount.

During 2023 and through May of 2024, the Company issued additional convertible debt in the form of original issue discount convertible promissory notes. These notes provide investors with a 20% discount on their investment amount. To determine the principal amount of the notes, the investment amount is divided by 0.80, reflecting that 20% original issue discount. A total addition to debt discount in the amount of $39,606 and $72,500 was recognized during the years ended December 31, 2024 and 2023, respectively, for notes issued during those periods.

Concurrent with the issue and sale of the notes, each holder was entitled to receive a number of shares of the Company’s Common Stock, par value $0.0001 per share equal to: (i) in the case of a holder that is a Lead Investor, the quotient resulting when 20% of the Holder’s purchase price is divided by a price per share equal to the Valuation Cap divided by the Company Capitalization, (ii) In the case of all other holders, the quotient resulting when 5% of the Holder’s purchase price is divided by a price per share equal to the Valuation Cap divided by the Company Capitalization. The purchase price means the product of the principal amount of the note multiplied by 0.80. The Valuation Cap is set at $20,000,000 and the Company Capitalization means the sum of all equity securities (on an as-converted basis) issued and outstanding, assuming exercise or conversion of all outstanding vested and unvested options, warrants and other convertible securities, but excluding the notes and all equity securities reserved and available for future grant under any equity incentive or similar plan of the Company. Company capitalization was determined to be 5,819,896 as of the date of issuance of the notes and increased with each instance of shares payable to each new investor. As of December 31, 2023, the total number of shares payable to investors was determined to be 73,869 shares of Common Stock at calculated prices per share between $3.43 and $3.48 per share (as adjusted for the Reverse Stock Split). As of December 31, 2023, those shares were not yet issued to investors and, therefore, recognized as a share payable liability with a share fair market value of $2.44 for a total liability and debt discount addition of $179,956 (as adjusted for the Reverse Stock Split). The Company recorded incremental debt discount in the amount of $6,819 for 2,304 shares (as adjusted for the Reverse Stock Split) which were issued in connection with the issuance of convertible debt during the year ended December 31, 2024.

The Company recorded $46,410 and $462,170 in amortization of debt discount on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company had no unamortized balances of debt issuance costs and $143,905 was recognized in amortization on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023 as a result of the amortization of those costs.

These notes had an original maturity date of June 5, 2023 and carried the option to extend the maturity date on two occasions for 45-day periods. If the option to extend the maturity is exercised, a 10% increase in the outstanding principal amount will be applied at the start of each extension period. These notes pay simple interest at a rate of 10% per annum on the original outstanding principal amount and all accrued interest and unpaid principal amounts are due at maturity. The notes matured on June 5, 2023 and were extended on two occasions in accordance with the applicable terms of the notes, for an additional 45 days on each extension, and a revised maturity date of September 3, 2023. This resulted in an additional principal amount of $532,615 added to the original outstanding principal amount at the date of maturity, which was $2,663,075.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

During September 2023 and November 2023, the Company obtained the written consent of required noteholders on both occasions to amend the terms of the notes and add four additional 45-day extension periods to the loan’s maturity date, for a total of six extension periods from the original maturity date. The terms for each extension remain the same and a 10% increase in the original outstanding principal amount was applied at the start of each extension period. In addition to this fee, and as consideration for amending the note accordingly as of September 2023, on the maturity date, in addition to the unpaid interest and principal amount due and payable, the Company was required to pay to each holder of notes an amount equal to 15% of the original principal amount of such holder’s note. The 15% fee was amended and increased to 20% as consideration for amending the note in November 2023. As of December 31, 2023, the Company extended the maturity on three additional occasions from the revised maturity date of September 3, 2023. This resulted in an additional principal amount of $266,308 added to the original outstanding principal amount at the start of each extension period, which resulted in an additional $798,923 in principal amount. In addition to this fee, the 20% due at maturity resulted in an additional $532,615 in principal amount.

During January 2024, the Company obtained the written consent of required noteholders to amend the terms of the notes and add two additional 45-day extension periods to the loan’s maturity date, for a total of eight extension periods from the original maturity date. The terms for each extension remain the same and a 10% increase in the outstanding principal amount, based on the original outstanding principal amount, will be applied at the start of each extension period. This resulted in an additional principal amount of $266,308 as of January 16, 2024 added to the outstanding principal amount at the start of the extension period. In addition to this fee, and as consideration for amending the note accordingly, on the maturity date, in addition to the unpaid interest and principal amount due and payable, the Company shall pay to each holder of notes an amount equal to 25% of the original principal amount of such holder’s note, which replaces the 20% that was due as a result of the second amendment in November 2023. This resulted in an additional principal amount of $156,749 added to the outstanding principal amount. The notes matured on March 1, 2024 and were extended an additional time in accordance with the applicable terms of the notes, for an additional 45 days on each extension, and a revised maturity date of May 30, 2024. This resulted in an additional principal amount of $266,307 as of March 1, 2024 added to the outstanding principal amount at the start of the extension period.

During April and May of 2024, the Company raised a total of $82,920 in additional operating capital through the issuance of additional original issue discount convertible promissory notes, all of which carry the same terms as all other issued convertible debt. The issuance of these notes resulted in an additional debt discount totaling $20,730 for a total principal amount of $103,650. In addition, note holders were entitled to an issuance of Common Stock. The beginning Company capitalization was determined to be 5,819,896 as of the date of issuance of the notes and increased with each instance of shares payable to each new investor. The total number of shares payable to investors was determined to be 1,204 shares of Common Stock (as adjusted for the Reverse Stock Split) at a calculated price range per share of $3.43 through $3.46. These shares were issued to investors with a share fair market value of $3.43 for a total additional debt discount of $4,159. These costs were amortized through the maturity date of the notes, which was May 30, 2024.

The notes were extended an additional time on April 15, 2024 in accordance with the applicable terms of the notes, for an additional 45 days. This resulted in an additional principal amount of $281,977. In addition to this fee, and as consideration for amending the note accordingly, on the maturity date, in addition to the unpaid interest and principal amount the due and payable, the Company shall pay to each holder of notes an amount equal to 25% of the original principal amount of such holder’s note. This resulted in an additional principal amount of $25,912 added to the outstanding principal amount of loans which were added during the year ended December 31, 2024 and were not already previously increased due to the loan extension in March of 2024.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

On May 30, 2024, the convertible debt balance plus accrued interest became due. Holders of a majority of the outstanding principal, or required holders, prior to May 30, 2024, elected to sign a conversion notice agreement (“Conversion Notice”) that will convert all of the notes to shares of Common Stock of the Company subject to the completion of the IPO. This election triggers a conversion for all investors of the notes, including those who did not sign the Conversion Notice. For those investors that agreed, the conversion price will be set at the lower of the IPO price or based on a pre-IPO valuation of $20 million divided by the outstanding Company capitalization. For those which did not sign the Conversion Notice, the conversion price will be based on a pre-IPO valuation of $20 million divided by the outstanding Company capitalization.

On July 13, 2024, the Conversion Notice was amended and the date extended to August 9, 2024. This date was subsequently amended on August 9, 2024 to extend the date to October 31, 2024. On October 31, 2024, the date was extended to February 15, 2025. Finally, on February 15, 2025, the date was extended to March 31, 2025.

The terms of the note establish a conversion either upon a qualified financing, change of control, or voluntary conversion on the maturity date. Qualified financing means a transaction or series of transactions completed after the date of the note pursuant to which the Company issues and sells equity securities with the principal purpose of raising capital. Upon a qualified financing, then at the option of the holder in its sole discretion, the entire outstanding principal amount of the note and all accrued and unpaid interest shall automatically and simultaneously with the closing thereof convert (which such conversion shall be mandatory as to all notes outstanding at the time of such qualified financing) into the equity securities issued in such qualified financing at the conversion price. The issuance of such equity securities pursuant to the conversion of these notes shall be upon and subject to the same terms and conditions applicable to the Equity Securities sold in the Qualified Financing. The conversion price means, with respect to a qualified financing, a price per share equal to the cash price per share paid by the other purchasers of the equity securities sold in the qualified financing.

A change of control means (i) a consolidation or merger of the Company with or into any other corporation or other entity or person; (ii) any transaction or series of related transactions to which the Company is a party in which in excess of 50% of the Company’s voting power is transferred; (iii) the sale or transfer of all or substantially all of the Company’s assets, or the exclusive license of all or substantially all of the Company’s material intellectual property; provided that a Change of Control shall not include any transaction or series of transactions principally for bona fide equity financing purposes in which cash is received by the Company or any successor, indebtedness of the Company is canceled, converted or a combination thereof.

If the outstanding principal amount of the note and all accrued and unpaid interest is not converted or repaid on or prior to the maturity date pursuant to a Qualified Financing or a Change of Control or otherwise, then, on the maturity date, at the option of the required holders in their sole discretion, all, but not less than all, of the outstanding principal amount of the note and all accrued and unpaid interest shall either be (x) repaid, or (y) converted into Equity Securities of the Company at a price per Equity Security equal to the Valuation Cap divided by Company’s Capitalization.

As of December 31, 2024 and 2023, the convertible debt had the following balances:

	12/31/2024	12/31/2023
Outstanding Principal	$5,722,511	$4,527,228
Unamortized Debt Issuance Costs	$—	$—
Unamortized Debt Discount – Shares Payable	$—	$—
Unamortized Debt Discount – Original Issue Discount	$—	$—
Convertible Debt, Net	$5,722,511	$4,527,228

The outstanding balance remained unpaid as of December 31, 2024 and was converted to equity concurrent with the Company’s initial public offering (“IPO”) in March of 2025. Please refer to Note 10 for subsequent events.

As of December 31, 2024 and 2023, total accrued interest on the notes equaled $888,894 and $363,120, respectively.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

Notes Payable

In June of 2024, the Company received a loan in the amount of $12,198 in United States Dollar which will be payable in the foreign currency of Great Britain Pounds. This loan had no maturity date or interest rate assigned to the loan. It was also unsecured and there were no assets pledged on the loan. This loan was revalued at December 31, 2024 and had a principal balance of $12,900 in United States Dollar. This loan was repaid in March of 2025 as part of a confidential release and final agreement. Please refer to Note 10 for subsequent events.

During August and September of 2024, the Company raised $280,000 in short-term loans that are expected to be repaid within a year, although a maturity date is not specified. These loans have a 100% interest fee that is due at the date of repayment and an additional 100% fee in shares of the Company’s Common Stock issued at the current fair market value, which was $1.41 at the dates of the loans. In September of 2024, the Company issued 198,454 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company. In the same period, the Company repaid $25,000 of the short-term loans along with the corresponding $25,000 interest fee. These loans resulted in a total interest expense of $560,000 that was recognized during the year ended December 31, 2024. A total principal balance of $255,000 and accrued interest of $255,000 remained outstanding as of December 31, 2024.

In November of 2024, the Company raised $30,000 from a short-term loan which carried a 100% interest fee. In addition, the Company requested from the underwriter that they unlock 24,500 shares of common stock currently owned by the lender to be available as freely floating, publicly tradable shares. A total principal balance of $30,000 and accrued interest of $30,000 remained outstanding as of December 31, 2024. This loan was repaid in April of 2025. Please refer to Note 10 for subsequent events.

Original Issue Discount Convertible Promissory Note - December 2024

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note which is unrelated to the previously issued convertible debt through May of 2024 and carries different terms. This note has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $7,500 each for a total discount on debt of $15,000. During 2024, the Company recognized $4,219 in amortization of debt discount on the consolidated statements of operations and comprehensive loss. The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. Please refer to Note 7. A total principal balance of $32,500 and unamortized debt discount of $10,781 remained outstanding as of December 31, 2024.

Loan repayment options included the proceeds of the Company’s IPO, which occurred on March 6, 2025 and was the earliest of all other options. The lender had the option to convert the debt into shares of the Company’s common stock but, instead, the repayment of the loan principal of $25,000 and accrued interest of $7,500 was completed in March of 2025. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025. Please refer to Note 10 for subsequent events.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — REVENUE RECOGNITION

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue from contracts with Customers”. Under this guidance, the Company contemplates and accounts for the five different steps that are necessary to analyze and account for revenue. Those are the following:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when or as performance obligations are satisfied

The Company generates revenues from advertising, sponsorship and league tournaments, and through the operation of its live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees or subscriptions to compete in league competitions. The Company enters into contracts which may include combinations of products, support and professional services, which may be accounted for as separate performance obligations with differing revenue recognition patterns.

At the end of December 31, 2024 and 2023, the Company did not have any contract assets or liabilities arising from contracts with customers. This was due to the fact that all service agreements for tournaments were entered into and completed in the same year.

Performance Obligations

The Company earns the majority of its revenue from hosting esports tournaments. The main performance obligation has been organizing and executing these tournaments. There are many different deliverables that are noted or implied in these contracts with customers including but not limited to, planning the event, identifying vendors and locations, completing administrative tasks, managing the event staff, coordinating the tournaments, and executing sponsorship advertisement. Contracts vary in length and extent of deliverables. Some tournaments are single events, while others require the Company to have qualifiers leading up to a championship event. In the case of contracts for longer tournament deliverables, the Company has identified each qualifier and each championship event as performance obligations. For single event contracts, the performance obligation is the execution of the event. These performance obligations are met once the tournaments are hosted and completed.

In the case of revenue earned from the Twitch Affiliate Program, the Company’s performance obligations is to create content and maintain a channel to which (i) customers can subscribe, (ii) ads can be played to viewers by Twitch to generate revenue and (iii) customers can use bits. These performance obligations are monitored by Twitch and the Company receives the revenue from those obligations. On a monthly basis, the Company receives from Twitch its respective portion of the revenue generated by its content. This source of revenue is insignificant and not a main source of income for the Company.

Judgments and Estimates

The Company’s contracts include commitments to transfer tournament hosting and a gaming community platform service that customers can subscribe to. Judgment is required to allocate the transaction price to each performance obligation. The Company has carefully evaluated the timing of when the completion of performance obligations occurs for tournament hosting revenue and has determined that it occurs at the point in time in which the event has been completed. For single event tournaments, the Company determines the transaction price to be the contracted amount and allocates that price to the single performance obligation. In the case of tournaments with multiple events and performance obligations, the Company evaluates the magnitude of the performance obligations to make an estimate of the allocation of the transaction price (total contract amount) to the multiple performance obligations. It is the Company’s judgment that the transaction price for multiple event tournaments is allocated evenly throughout each of the total qualifier and championship match events. The reasoning is because at each event, there is no distinguishable difference in the amount of advertising and/or other obligations that are performed and thus, service that is provided for the customer.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — REVENUE RECOGNITION (cont.)

In the case of subscription revenue, which is recognized over time, the Company has determined that the revenue is earned ratably over the period of the subscription. Revenue is recognized evenly over the subscription period because there is no discernable difference in the amount of service that is provided in each of the days within the subscription period.

Costs to Obtain or Fulfill a Contract

The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract. These typically are represented by commission expenses. Prior to the Company’s adoption of the new revenue standard, commission expenses would be recognized in the period incurred. Under the new revenue recognition standard, the Company is required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of certain commission expenses each period. There were no deferred commissions related to contracts that were or were not completed prior to December 31, 2024 and 2023. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year.

NOTE 9 — SEGMENT REPORTING

The Company and its subsidiaries manage its business activities on a consolidated basis and operate as a single operating segment. The Company is a vertically integrated social network for college gaming and its mission is to create a community which empowers gamers, streamers, and fans to interact with one another. The Company’s platform, which focuses on building a centralized gaming experience for non-professional college gamers and their fans, achieves this by allowing college students to compete against one another, support their favorite gamers and teams, and win prizes. The accounting policies of the gaming segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The Company’s CODM is our Chief Executive Officer, Lavell Juan Malloy, II. The CODM uses net loss, as reported on our consolidated statements of operations and comprehensive loss, in evaluating performance of the gaming segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the gaming segment, and therefore, such information is not presented.

The following table provides the operating financial results of our gaming segment:

	Year Ended December 31,
	2024	2023
Total Revenue	$105	$366,438
Less: Significant and Other Segment Expenses
Cost of Sales	464	34,835
Advertising and Marketing	172,989	311,464
Legal and Professional	490,528	321,506
Selling, General and Administrative	626,901	1,099,576
Software Development	21,034	24,074
Stock-Based Compensation	179,766	556,222
Rent Expense	92	1,114
Interest Expense and Amortization of Debt Discount	2,179,122	2,769,208
Other Income	(384,047)	(79,113)
Foreign Currency Loss	1,775	–
Segment Net Loss	$(3,288,519)	$(4,672,348)

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2024 through the date these consolidated financial statements were included on Form 10-K and filed with the SEC. Other than the matters described below, there are no additional subsequent events identified that would require disclosure in the consolidated financial statements.

Initial Public Offering

On February 14, 2025, the Company received its notice of effectiveness from the Securities Exchange Commission and became a public company. On March 5, 2025 the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood Capital Partners, LLC (“Kingswood”) as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s common stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million. On March 6, 2025 the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the Securities Exchange Commission and completed its IPO. Underwriting discounts and other related expenses totaled $1,081,000 and are recorded as offering costs.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s common stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise, before deducting underwriting discounts and other related expenses, of $885,000. The over-allotment exercise closed on March 11, 2025 and, on that same date, the Company issued a press release announcing the closing of the over-allotment exercise. Please refer to Note 1 for further detail. Underwriting discounts and other related expenses totaled $95,800 and are recorded as offering costs.

Confidential Release and Final Agreement

From January through March of 2025, the Company borrowed money from shareholders of the Company to pay for expenses in connection with the IPO. Total proceeds of $86,150 were received by the Company and these borrowed funds did not have a loan agreement or loan terms. These shareholders also had notes payable made to the Company during 2024, which are part of the notes payable disclosed in Note 7 totaling $187,900 in principal. One of the notes payable included in that principal amount was revalued, resulting in a reduction of the principal amount by $424.

In March of 2025, the Company entered into a confidential release and final agreement to settle all loan amounts and interest payable to these shareholders with a total payment of $650,000. The agreement also supersedes all prior loan agreements and settles any future claims for any reason and no longer requires the payment of any shares of equity. The total loans that were paid had a principal amount of $273,626 and accrued interest of $175,000. The Company recognized an additional $201,374 in interest expense. Payment of the settlement amount was made on March 31, 2025.

Original Issue Discount Convertible Promissory Notes

In connection with the completion of the IPO on March 7, 2025, which was deemed a qualifying financing event, the Company converted the total balance due to all holders of the original issue discount convertible promissory notes. The actual date of conversion of the notes was completed on March 6, 2025. The total amount that was converted was $6,611,405, which was the total principal of $5,722,511 and accrued interest of $888,894 as of December 31, 2024. These were converted into a total of 1,912,176 shares of the Company’s common stock. An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 and will be converted to shares of common stock totaling 29,660. In April of 2025, 29,305 of these shares were granted. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet granted, $1,234, is recorded as a share payable balance until granted.

Notes Payable

In April of 2025, the Company repaid a $30,000 bridge loan which was received in November of 2024. The noteholder agreed to be repaid a total of $29,223 for the principal amount and $29,223, for the accrued interest on the loan. This resulted in a gain on debt extinguishment of $1,554. The final payment was made on April 1, 2025.

The Company entered into a loan agreement with one of its shareholders on February 5, 2025 for an amount totaling $9,314 and agreed to pay an interest fee of 200% of the principal loan and an additional 100% in common stock once the Company became a public company. In addition, this shareholder made an additional loan of $6,186 to the Company on February 10, 2025. The additional loan was not subject to a loan agreement and did not carry any written terms. The Company became a public company on March 6, 2025. On April 2, 2024, the shareholder and the Company agreed on repayment terms for those two loans and a pre-existing loan from August of 2024 that was owed to this shareholder together with all accrued interest. The total repayment was $206,617 and it included $95,500 in principal and $111,117 in interest. The total principal amount includes the loans from February 2025 and an $80,000 loan which was made to the Company during August of 2024, included in Note 7. The final payment was made on April 1, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — SUBSEQUENT EVENTS (cont.)

Original Issue Discount Convertible Promissory Note - December 2024

In March of 2025, the Company repaid the total loan principal of $25,000 and accrued interest of $7,500 that was outstanding as of December 31, 2024. The 1,875 shares in connection with the share payable amount of $7,500 were issued in April of 2025, subsequent to the maturity date of February 15, 2025.

Similar to this loan, the Company raised an additional $150,000 from two short-term promissory notes which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of common stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance in 2025. These shares were issued in April of 2025.

In March of 2025, the Company repaid the total loan principal of $150,000 and accrued interest of $45,000. The shares in connection with the share payable amount of $45,000 were issued in April of 2025 .

Marketing Agreement

In March of 2025, the Company executed a modification of the existing marketing agreement with Outside the Box Capital to revise the terms. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. As a result, the base compensation is expected to be $100,000 which will be payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s listing date as a publicly traded company (“Listing Date”) and the second and final payment for the remaining amount will be due three months from the Listing Date. The first payment of $50,000 was made in April of 2025, subsequent to the due date of March 20, 2025. Additionally, $200,000 worth of the Company’s common stock, priced at the Company’s IPO price of $4.00 per share became due within ten business days of the Listing Date. The Company issued the shares in April of 2025, subsequent to the due date of March 20, 2025. Lastly, 50,000 additional common stock shares will be issued as an earnout tranche if, within the terms of the agreement, the Company’s shares achieve a seven day moving average (calculated using daily VWAP) share price of $9 or higher. The shares would be due within 10 days following the achievement.

Stock Issuances

In March of 2025, the Company’s Board of Directors issued their unanimous consent to issue shares in connection with several transactions and the Company issued those shares. The Company authorized and issued 56 shares of common stock owed following the effecting of the Reverse Stock Split by the Company’s transfer agent in January of 2025.

In March of 2025, the Company authorized and issued 82,096 shares of common stock due to the conversion of each share of series A convertible preferred stock to one share of common stock.

Additionally, in April of 2025, the Company issued 6,250 shares of common stock in connection to the stock subscription dated December 26, 2024 with our current CFO, Chetan Jindal, for total cash proceeds of $25,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAG HOUSE HOLDINGS, INC.

Dated: May 7, 2025	By:	/s/ Lavell Juan Malloy, II
Lavell Juan Malloy, II
Chief Executive Officer

Dated: May 7, 2025	By:	/s/ Chetan Jindal
Chetan Jindal
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lavell Juan Malloy, II	Chief Executive Officer and Director	May 7, 2025
Lavell Juan Malloy, II	(Principal Executive Officer)

/s/ Chetan Jindal	Chief Financial Officer (Principal	May 7, 2025
Chetan Jindal	Financial Officer and Principal Accounting Officer)

/s/ Daniel Leibovich	Director	May 7, 2025
Daniel Leibovich

/s/ Kevin Foster	Director	May 7, 2025
Kevin Foster

/s/ DeLu Jackson	Director	May 7, 2025
DeLu Jackson

/s/ Michele Morrow	Director	May 7, 2025
Michele Morrow

/s/ Daniel Fidrya	Director	May 7, 2025
Daniel Fidrya