Form 10-Q
period 2025-03-31
Brag House Holdings, Inc.
filed 2025-07-18
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42525

BRAG HOUSE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-4032622
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

45 Park Street Montclair, NJ	07042
Address of Principal Executive Offices	Zip Code

(413) 398-2845

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TBH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 10,822,588 shares of its common stock, par value $0.0001, issued and outstanding as of July 17, 2025.

BRAG HOUSE HOLDINGS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on May 7, 2025. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, the terms “Brag House,” “we,” “us,” our,” “our company,” “Company” and “our business” refer to Brag House Holdings, Inc. and its wholly owned subsidiaries, Brag House Inc. and Brag House Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BRAG HOUSE HOLDINGS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash	$3,458,017	$29,228
Other Receivables	68,570	34,667
Prepaid Expenses	22,017	—
Other Current Assets	—	18,332
Total Current Assets	3,548,604	82,227

Other Assets:
Deferred Offering Costs	—	1,219,176
Prepaid Expenses, Noncurrent	—	125
Capitalized Implementation Costs	160,340	—
Total Other Assets	160,340	1,219,301
Total Assets	$3,708,944	$1,301,528

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$1,330,087	$1,929,469
Due to Officers – Related Party (Note 3)	2,883	24,303
Accrued Interest	141,118	1,189,345
Accrued Payroll	46,895	251,043
Accrued Liabilities	102,422	193,785
Share Payable	213,934	32,500
Other Current Liabilities	95,018	95,238
Notes Payable (Note 6)	125,500	297,900
Convertible Debt – December 2024, Net of Discount	—	21,719
Convertible Debt, Net of Discount and Issuance Costs	—	5,722,511
Stock-Based Compensation Liability	44,392	—
Total Current Liabilities	2,102,249	9,757,813
Total Liabilities	2,102,249	9,757,813

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 Par Value – 200,000 Shares Authorized, No Shares Issued and Outstanding as of March 31, 2025 and December 31, 2024	—	—
Preferred Stock, $0.0001 Par Value – 24,800,000 Shares Authorized, 0 and 82,096 Shares Issued and Outstanding as of March 31, 2025 and December 31, 2024, respectively	—	420
Common Stock, $0.0001 Par Value – 250,000,000 Shares Authorized, 10,723,908 and 7,033,330 Shares Issued and Outstanding as of March 31, 2025 and December 31, 2024, respectively	15,334	14,554
Stock Subscription Receivable	(3,700)	(3,700)
Additional Paid In Capital	17,325,615	6,195,322
Accumulated Deficit	(15,715,375)	(14,647,702)
Accumulated Other Comprehensive Loss	(15,179)	(15,179)
Total Stockholders’ Equity (Deficit)	1,606,695	(8,456,285)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,708,944	$1,301,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Tournament Revenues	$—	$—
Live-streaming Services	—	55
Total Revenues	$—	$55

Cost of Sales
Cost of Sales	$—	$464
Total Cost of Sales	$—	$464
Gross Profit (Loss)	$—	$(409)

Operating Expenses:
Advertising and Marketing	$81,450	$—
Legal and Professional	138,324	52,458
Selling, General and Administrative	257,159	122,561
Software Expense	64,651	—
Software Development	386	10,887
Stock-Based Compensation - Restricted Stock Agreements	42,500	46,016
Rent Expense	—	92
Total Operating Expenses	$584,470	$232,014

Other (Income) Expense:
Interest Expense and Amortization of Debt Discount	$438,709	$802,153
Other Income	(1,601)	(567)
Other Expenses	46,406	—
Foreign Currency (Gain) Loss	(311)	152
Total Other Expense, Net	$483,203	$801,738
Loss from Continuing Operations Before Income Taxes	$(1,067,673)	$(1,034,161)
Provision for Income Taxes	$—	$—
Net Loss	$(1,067,673)	$(1,034,161)
Total Comprehensive Loss	$(1,067,673)	$(1,034,161)

Net Loss per Common Share – Basic and Diluted	$(0.14)	$(0.18)
Weighted Average Shares Outstanding – Basic and Diluted	7,666,404	5,615,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on December 31, 2024	—	$—	82,096	$420	7,033,330	$14,554
Stock-Based Compensation - Restricted Stock Agreements	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	56	—
Offering Costs	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(82,096)	(420)	82,096	420
Conversion of Convertible Debt and Accrued Interest (Note 6)	—	—	—	—	1,912,176	191
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	—	—	—	—	1,696,250	169
Underwriter Warrants	—	—	—	—	—	—
Issuance of Common Stock for Services	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—
Balance on March 31, 2025	—	$—	—	$—	10,723,908	$15,334

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on December 31, 2023	—	$—	82,096	$420	5,744,929	$14,794
Stock-Based Compensation - Restricted Stock Agreements	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—
Balance on March 31, 2024	—	$—	82,096	$420	5,744,929	$14,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) — (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance on December 31, 2024	$(3,700)	$6,195,322	$(14,647,702)	$(15,179)	$(8,456,285)
Stock-Based Compensation - Restricted Stock Agreements	—	42,500	—	—	42,500
Issuance of Common Stock	—	—	—	—	—
Offering Costs	—	(1,427,079)	—	—	(1,427,079)
Conversion of Preferred Stock to Common Stock	—	—	—	—	—
Conversion of Convertible Debt and Accrued Interest (Note 6)	—	6,611,214	—	—	6,611,405
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	—	5,608,031	—	—	5,608,200
Underwriter Warrants	—	130,980	—	—	130,980
Issuance of Common Stock for Services	—	164,647	—	—	164,647
Net Loss	—	—	(1,067,673)	—	(1,067,673)
Balance on March 31, 2025	$(3,700)	$17,325,615	$(15,715,375)	$(15,179)	$1,606,695

	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance on December 31, 2023	$(4,276)	$5,284,362	$(11,359,183)	$(15,179)	$(6,079,062)
Stock-Based Compensation - Restricted Stock Agreements	—	46,016	—	—	46,016
Net Loss	—	—	(1,034,161)	—	(1,034,161)
Balance on March 31, 2024	$(4,276)	$5,330,378	$(12,393,344)	$(15,179)	$(7,067,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net Loss	$(1,067,673)	$(1,034,161)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-Based Compensation - Restricted Stock Agreements	42,500	46,016
Amortization of Debt Discount	100,781	5,056
Loan Extension Fees	—	689,364
Change in Fair Value of Stock-Based Compensation Liability - Software Expense	9,052	—
Issuance of Common Stock for Services - Software Expense	39,772	—
Foreign Currency Gain (Loss)	(311)	—
Changes in operating assets and liabilities:
Prepaid Expenses and Other Current Assets	(21,767)	—
Other Receivables	(15,822)	—
Accounts Payable	(673,495)	91,615
Related Party Payable	(21,420)	6,620
Accrued Payroll	(204,148)	54,553
Accrued Liabilities	23,637	(17,808)
Accrued Interest	(159,333)	107,733
Share Payable	181,434	107,360
Other Current Liabilities	(220)	—
Net Cash Flows (Used In) Provided By Operating Activities	$(1,767,013)	$56,348

FINANCING ACTIVITIES
Proceeds from Notes Payable	$101,650	$—
Repayment of Notes Payable	(273,626)	—
Repayment of Convertible Debt - December 2024, Net	(227,500)	—
Proceeds from Convertible Debt - December 2024, Net	105,000	72,844
Proceeds from the Sale of Common Stock in IPO	6,785,000	—
Offering Costs Paid and Netted with IPO Proceeds	(1,176,800)	—
Offering Costs Paid	(117,922)	—
Net Cash Flows Provided By Financing Activities	$5,195,802	$72,844

Net change in cash	$3,428,789	$129,192
Cash at the beginning of the period	29,228	33,889
Cash at the end of the period	$3,458,017	$163,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$376,374	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Debt and Accrued Interest into Common Stock	$6,611,405	$—
Issuance of Underwriter Warrants included as Offering Costs	130,980	—
Change in Stock-Based Compensation Liability Capitalized to Implementation Costs	35,340	—
Prepaid Expenses Reclassified to Issuance of Common Stock for Services - Software Expense	62
Prepaid Expenses Reclassified to Capitalized Implementation Costs	63
Issuance of Common Stock for Capitalized Implementation Costs	124,937	—
Deferred Offering Costs at December 31, 2024 Reclassified to Offering Costs	1,219,176	—
Other Current Assets Reclassified to Other Receivables	18,081	—
Other Current Assets Reclassified to Prepaid Expenses	250	—
Reversal of Deferred Offering Costs Accrued at December 31, 2024	115,000	—
Offering costs in Accounts Payable	74,000	—
Conversion of Series A Preferred Stock to Common Stock	420	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Following the UK Reorganization, the board of directors of BHL determined that it was in the best interests of BHL and its shareholders that an initial public offering (“IPO”) in the United States and concurrent listing on Nasdaq be pursued. To effect that proposed IPO and listing on Nasdaq, in December 2021, the Company was formed. In connection with this IPO, prior to the effectiveness of the registration statement, on February 8, 2022, the Company approved a reorganization, in which the shareholders of BHL would exchange their ordinary shares and preference shares of BHL for a proportionate number of common and preferred shares in the Company on a 21 to 1 basis (“U.S. Reorganization”). Immediately following the U.S. Reorganization, BHL became the wholly-owned subsidiary of the Company, and BHI became the indirect wholly-owned subsidiary of the Company. Management anticipates that BHL will be wound down and dissolved as soon as reasonably practicable following the consummation of the IPO.

On June 11, 2024, the Company’s board of directors approved, and on June 13, 2024, the Company’s stockholders approved the original reverse stock split (“Original Reverse Stock Split”). On June 14, 2024, the Company filed the Second Certificate of Amendment to its Certificate of Incorporation to effect the Original Reverse Stock Split, such that every holder of Common Stock and Series A Preferred Stock of the Company received 1 share of Common Stock and 1 share of Series A Preferred Stock for every 5.1287 of a share held. On October 11, 2024, the Company canceled the Original Reverse Stock Split and effected a 1 for 2.43615 consolidation of its issued and outstanding Common Stock and Series A Preferred Stock (the “Reverse Stock Split”). On October 11, 2024, the Company filed the Third Certificate of Amendment to its Certificate of Incorporation to effect the Reverse Stock Split. The Conversion Price of Series A convertible preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), will reflect the Reverse Stock Split. All fractional shares created by the 1 for 2.43615 exchange will be paid in cash. The resulting payment amount due for the fractional shares is not material. The Reverse Stock Split had no impact on the par value per share of the Company’s Common Stock and Series A Preferred Stock, all of which remain at $0.0001. All current and prior period amounts related to shares, share prices and loss per share, presented in the Company’s financial statements and the accompanying Notes have been restated for the Reverse Stock Split.

On February 14, 2025, the Company received its notice of effectiveness from the U.S. Securities and Exchange Commission (“SEC”) and became a public company. On March 5, 2025, the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood Capital Partners, LLC (“Kingswood”) as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s common stock at a public offering price of $4.00 per share for gross proceeds of $5.9 million, before deducting underwriting discounts and other related expenses totaling $1.1 million.

On March 6, 2025, the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the SEC and completed its IPO.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

Pursuant to the underwriting agreement, as partial compensation for their services, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s common stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025, and expiring on September 9, 2029, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the Offering price. The terms of the Underwriter Warrants are substantially the same as the terms set forth in the form of such warrants which is filed as Exhibit 4.1 to the report on Form 8-K filed by the Company on March 11, 2025.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s common stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise of $885,000, before deducting underwriting discounts and other related expenses totaling $95,800. The over-allotment exercise closed on March 11, 2025 and, on that same date, the Company issued a press release announcing the closing of the over-allotment exercise.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $15,715,375. For the three months ended March 31, 2025, the Company had a net loss of $1,067,673 and negative cash flows from operations of $1,767,013. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had, and expects to have, negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and infusions of cash from advances by its Chief Executive Officer, and plans to continue funding operations through the sale of equity or issuance of debt instruments. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements.

The Company also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties such as the NCAA and its 89 championships and NCAA Football. The partnership’s first activation was held online on May 17, 2025 for students and alumni of the University of Florida, one of Learfield’s media rights properties. The Company believes this partnership positions it to leverage Learfield’s college network to generate sponsorship revenue and brand engagement opportunities, while giving the Company access to extensive datasets from diverse college campuses as the Company evolves into a scalable data insight revenue model, where the Company aims to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. The Company further believes this partnership will contribute directly to its model through shared sponsorship earnings, while validating its marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

Management believes this is a strong indicator of continued growth in the coming years for tournament revenue. Until revenue from such tournaments provides sufficient and steady cash flow, management intends to raise funds through equity and debt offerings, and believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds as described.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses will not arise, management believes that the revenue to be generated from operations, together with equity and debt financing, will provide the necessary funding for the Company to continue as a going concern. However, the Company has earned minimal revenue through the quarter ended March 31, 2025, and management cannot guarantee that any potential debt or equity financing will be available or, if available, will be available on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying condensed consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non binding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report within its Form 10-K filing. Interim disclosures generally do not repeat those in the annual statements. The Company and its subsidiaries operate as a single operating segment.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company bases its estimates and assumptions on an ongoing basis using historical experience and other factors, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, which may cause the Company’s future results to be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2025, the Company had $3,175,000 of cash in a sweep account, which is classified as cash. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Allowance for Credit Losses

Trade accounts receivable are stated net of an allowance for credit losses. The Company estimates the credit losses using historical information, current economic conditions and reasonable and supportable forecast information for a reasonable period of time. The Company starts by determining expected credit losses by using historical loss information based on the aging of receivables. An analysis of the current economic conditions along with forecast information is then used to determine any adjustment to the historical loss rates to determine the appropriate rates for future losses and the Company’s current expected credit losses for trade receivables. As of March 31, 2025 and December 31, 2024, there were no accounts receivable balances. As such, an allowance was not necessary.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Offering Costs

Offering costs represent legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These offering costs were reclassified to additional paid-in capital from deferred offering costs. These amounts are shown, along with underwriters’ fees paid, net against IPO proceeds received. The Company recorded $0 and $1,219,176 of deferred offering costs in the accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company incurred a total of $131,922 and $121,279, respectively, in additional deferred offering costs in connection with the offering of equity securities. As of March 31, 2025, a total of $1,351,098 was reclassified from deferred offering costs to offering costs. Of this amount, $1,236,099 is recorded as offering costs and the remaining $115,000 was paid directly from the IPO proceeds and included in the offering costs which are netted against the IPO proceeds on the condensed consolidated statements of changes in stockholders’ equity (deficit).

Further, during the three months ended March 31, 2025, additional offering costs of $1,252,780 were incurred simultaneously with the closing of the IPO. Of this amount, $190,980 is recorded as offering costs and the remaining $1,061,800 is displayed as a net amount against the IPO and over-allotment option proceeds on the condensed consolidated statements of changes in stockholders’ equity (deficit).

Subscription Receivable

The Company records share issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on a balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-10-45-2, “Equity” — Other Presentation Matters, the subscription receivable is reclassified as a contra account to stockholders’ equity (deficit) on the condensed consolidated balance sheet.

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

The Company has a tax credit receivable of $34,667 included as an other receivable in the current assets section of the Company’s condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025, the Company was exposed to significant risks in two of its bank accounts, which had balances that exceeded the insurance coverage amount by a total of $3,208,017. The Company has not experienced any losses in such accounts.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $81,450 and $0 for the three months ended March 31, 2025 and 2024, respectively.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fair Value Measurements

As defined in ASC 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, other receivables, accounts payable and accrued liabilities, and borrowings, approximate their fair values because of the short-term nature of these financial instruments.

The Company measures its stock-based compensation liability at fair value on a recurring basis. Please refer to Note 9 for a discussion on fair value measurements.

Equity Awards with a Guaranteed Minimum-Value Cash Settlement - Technology Purchase Agreements

The Company evaluates its stock-based compensation arrangements within the scope of ASC 718, “Compensation - Stock Compensation”. The Company has issued an equity award with a guaranteed minimum-value cash settlement in accordance with the terms that were agreed upon by the Company in the Master Services Agreement (“MSA”) with Artemis Ave LLC (“Artemis”) and the Software as a Service Agreement (the “SaaS” Agreement) with EVEMeta, LLC (“EVEMeta”). Subsection ASC 718-10-20 defines these equity awards as combination awards. Under this classification, the share grant is accounted for as an equity-classified award measured at grant-date fair value, and the cash-settled written put option is liability classified and marked to fair value at each reporting period. Compensation costs for the share grant is measured and fixed on the date of grant and recognized over the vesting period, which is consistent with the delivery of goods and services. Compensation costs associated with the cash-settled written put option should be recognized over the vesting period based on the remeasured fair value at each reporting period, which is consistent with the delivery of goods and services from the vendor, until settlement. To value the cash-settled written put option, the Company remeasures the fair market value of the written put option via an appropriate option pricing model in accordance with ASC 718, and records the appropriate liability as of each reporting period with a corresponding adjustment to software expense. The Company determines the fair value of the liability using a Monte Carlo simulation model at each reporting period. As of March 31, 2025, the fair value measurement of the cash-settled written put option for services provided thus far resulted in a stock-based compensation liability of $44,392. Please refer to Notes 4 and 5 for a detailed explanation of the terms of the technology purchase agreements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cloud Computing Arrangements - Technology Purchase Agreements

The Company applies the guidance under ASC 350-40, “Intangibles – Goodwill and Other-Internal-Use Software”, when evaluating the applicable accounting treatment for the purchase of technological products and services. The Company has determined that the MSA with Artemis and the SaaS agreement with EVEMeta constitute a cloud computing arrangement (“CCA”). The terms of the agreements provide for software development, which include CCA implementation costs, support and maintenance services, and the use of the EVEMeta compression software. The Company accounts for the CCA implementation costs in a different manner than the support and maintenance services from the Artemis agreement and the terms of the SaaS agreement with EVEMeta.

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. The stock-based payments provided in advance for implementation costs are recorded as capitalized implementation costs as the services are rendered. Capitalized implementation costs related to the CCA are included on the condensed consolidated balance sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization will begin only when the software is placed into use and the amortization expense will be recorded as an operating expense. As of December 31, 2024, $63 was recognized as a non-current prepaid expense asset related to the development services to be provided by Artemis. As of March 31, 2025 and December 31, 2024, $160,340 and $0 was recognized, respectively, as capitalized implementation costs related to the Company’s cloud computing arrangements and no amortization expense has been recognized for the three months ended March 31, 2025 or 2024 as the software is in the process of being developed by Artemis. The amount of $160,340 is a recognition of $125,000 for services provided, which included the reclassification of the $63 recorded as a non-current prepaid expense asset as of December 31, 2024, and a portion of the change in fair value of the stock-based compensation liability which equaled $35,340 during the three months ended March 31, 2025.

The costs associated with the support and maintenance services and the use of the EVEMeta compression software are recorded as software expenses over the service period defined in the respective agreements. As of December 31, 2024, $62 was recognized as a non-current prepaid expense asset related to the services by Artemis and EVEMeta for support and maintenance. During the three months ended March 31, 2025, the Company recorded software expenses of $39,772 in connection with the services rendered with the support and maintenance services and the use of the EVEMeta compression software, which included the expensing of the $62 recorded as a non-current prepaid expense asset as of December 31, 2024.

Convertible Debt

The Company accounts for convertible debt instruments in accordance with the provisions of ASC 470-20, “Debt with Conversion and Other Options”. Under this guidance, convertible debt instruments that do not meet the criteria for separation of embedded conversion features from the host contract are accounted for as a single liability. If a convertible debt instrument contains embedded features (e.g., conversion options, redemption rights) that require separate accounting under ASC 815, the Company evaluates such features and bifurcates them as derivative liabilities when applicable. Issuance costs related to convertible debt are presented as a direct deduction from the carrying amount of the liability and are amortized to interest expense over the term of the debt using the effective interest method.

Shares Payable

The Company has incurred obligations that are payable in shares of the Company’s equity. If shares are not issued to satisfy those obligations, a short-term liability is recognized as a share payable. The Company has a share payable balance of $213,934 and $32,500 as of March 31, 2025 and December 31, 2024, respectively. Please refer to Notes 6 and 10 for more detail.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606, “Revenue Recognition” following the five step procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when or as performance obligations are satisfied

The Company generates revenues mainly from advertising, sponsorship and league tournaments. An insignificant amount of revenue is generated through the operation of its live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees or subscriptions to compete in league competitions. Streaming revenue amounts are recognized as live-streaming services on the condensed consolidated statements of operations and comprehensive loss.

Foreign Currency Translation

For the Company’s non-U.S. operations where the functional currency is the local currency, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. The Company translates income statement amounts at average rates for the period. Transaction gains and losses are recorded in other (income) expense, net in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Comprehensive Loss

The Company reports comprehensive loss and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S, GAAP, is excluded from net loss.

Net Loss per Common Share

The computation of earnings per share (“EPS”) includes basic and diluted EPS in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the if-converted and treasury stock methods, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants have been exercised, and the proceeds have been used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All outstanding convertible promissory notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2025 and 2024.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table summarizes the securities that are excluded from the diluted per share calculation because the effect of including these potential shares is anti-dilutive due to the Company’s net loss. In accordance with the Reverse Stock Split on October 11, 2024, the number of shares of common stock underlying the Convertible Debt, the Convertible Series A Preferred Stock, Warrants, Shares Payable and Unvested Restricted Stock are now 1 for 2.43615, and the below information gives effect to the Reverse Stock Split:

	As of March 31,
	2025	2024
Convertible Debt	33,660	1,748,390
Unvested Restricted Stock	52,336	128,995
Shares Payable	22,014	72,163
Convertible Preferred Stock	—	82,096
Warrants	10,361	—
Total	118,371	2,031,644

As of March 31, 2025, no dividends have been declared since inception and all classes of BHHI’s stock do not have cumulative dividend features. As such, the Company did not include any adjustment to the net loss for dividends. Ultimately, there was no adjustment needed to determine dilutive loss per share and only basic loss per share was calculated.

The table below represents the calculation for both basic and diluted net loss per share (as adjusted for the Reverse Stock Split):

	Three Months Ended March 31,
	2025	2024
Net loss	$(1,067,673)	$(1,034,161)
Weighted-average shares outstanding – Basic and Diluted	7,666,404	5,615,934
Loss per share – Basic and Diluted	$(0.14)	$(0.18)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company’s temporary differences result primarily from capitalization of certain qualifying research and development expenses, stock-based compensation, and net operating loss carryovers. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company, with stockholder’s consent, elected to be taxed as an “S-Corporation” during the years prior to 2021 under the provisions of the Internal Revenue Code under Section 1362(a) and comparable state income tax law. As an S-Corporation, the Company is generally not subject to corporate income taxes and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. As a result of the UK Reorganization, the Company was no longer eligible to elect an S-Corporation status for tax purposes and was subject to tax filings as a C-Corporation for the years ending 2021 through 2023. The Company is in the process of filing all necessary Federal and State tax returns as a C-Corporation for the years ending 2021 through 2024, and has accrued $95,000 as of March 31, 2025 and December 31, 2024 for any potential non-compliance penalties that may be incurred as a selling, general and administrative expense.

The Company identified its federal, New York state, and United Kingdom tax returns as its “major” tax jurisdictions. The period for income tax returns that are subject to examination for the United Kingdom jurisdiction is 2021. All other periods for income tax returns are subject to examination for the federal and New York state jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit, and management does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At March 31, 2025, the Company had approximately $10,279,894 in gross federal net operating loss carry-forwards. The Company also had approximately $11,940,453 in gross state net operating loss carry-forwards. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future federal carry-forwards do not expire. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets. For net loss carryforwards in the State of New York, the Company is able to carry it back three tax years preceding the tax year of the loss (the loss year). However, a loss cannot be carried back to a tax year beginning before January 1, 2015. The loss is first carried to the earliest of the three tax years. If it is not entirely used in that year, the remainder is carried to the second tax year preceding the loss year, and any remaining amount is carried to the tax year immediately preceding the loss year. Any unused amount of loss then remaining may be carried forward for as many as 20 tax years following the loss year. Losses carried forward are carried forward first to the tax year immediately following the loss year, then to the second tax year following the loss year, and then to the next immediately subsequent tax year or years until the loss is used up or the 20th tax year following the loss year, whichever comes first

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not. The valuation allowance increased $111,930 during the quarter ended March 31, 2025.

The Company’s effective tax rate is 0% for the three months ended March 31, 2025 and 2024.

Stock-Based Compensation - Restricted Stock Agreements

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met. Companies typically use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock- based awards, including the option’s expected term and the price volatility of the underlying stock. No stock options have been issued by the Company through March 31, 2025. The Company issued 44,250 warrant shares to the underwriter in connection with the IPO as of March 31, 2025. Please refer to Notes 1 and 5 for more information on the Underwriter Warrants. Restricted stock awards are valued based on the fair value on the date of grant and amortized ratably over the estimated life of the award. Restricted stock may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, the Company records compensation expenses related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events. The Company recognizes forfeitures of stock-based awards as they occur.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently Issued but not yet Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures. These amendments are effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 31, 2025. These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements. Management is currently evaluating the impact of adopting this standard, and do not expect it to have a material impact on the financial statements.

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2027. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of new rules and continues to monitor the status of the related legal challenges.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company for its fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard beginning with the fiscal year 2027 annual financial statements, and management is currently evaluating the impact this standard will have on the disclosures included in the notes to the financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

As of March 31, 2025 and December 31, 2024, the Company had payables to the Company’s co-founder and Chief Executive Officer, the Company’s co-founder and Chief Operating Officer and an employee, for reimbursable expenses totaling $2,883 and $24,303, respectively. During the three months ended March 31, 2025, the Company added $4,818 in payables and repaid $26,238. During 2024, the Company added $51,712 in payables and repaid a total of $37,020.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES

The Company evaluates its business transactions and agreements during the course of business to identify whether any contingencies or commitments exist which would give rise to the recognition of a loss or liability. The Company is currently not involved with or knows of any pending or threatening litigation against the Company or any of its officers. Further, the Company is currently complying with all relevant laws and regulations and does not have any long-term commitments or guarantees.

Marketing Agreement

In March of 2024, the Company entered into a marketing agreement with Outside the Box Capital, Inc. (“OTB Capital”) for marketing services to be provided for the six-month period from May 1, 2024 to October 31, 2024. Compensation for these services will be $100,000 in cash and due upon the earlier of the successful completion of the Company’s IPO or within six months from the effective date of the agreement. Additionally, the Company will issue shares of BHHI Common Stock, priced at the IPO, totaling $200,000 which equals 50,000 shares. These shares became due 10 days after the successful completion of the Company’s IPO on March 6, 2025, deemed the listing date, and were issued in April of 2025. This balance of $200,000 was separated into 6 months of service and the portion of one month representing the month of March, $33,333, was added to the shares payable balance during the three months ended March 31, 2025 and remains outstanding as of March 31, 2025. Lastly, if within the term of the Company’s agreement with OTB Capital, the Company’s shares achieve a 7-day moving average (calculated using daily VWAP) share price of $9 or more, the Company will issue an additional 50,000 shares to OTB Capital. This share price threshold was not achieved during the three months ended March 31, 2025. Services under this contract were not provided during the expected service period of May through October of 2024. A modification of the agreement was negotiated and finalized in November of 2024. Services were amended to begin on December 15, 2024 through June 15, 2025. Services had not yet commenced as of December 31, 2024 and through March 5, 2025. As a result, another modification of the agreement was executed on March 28, 2025. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. It also revised the terms of compensation and, as a result, the base compensation of $100,000 will be payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s listing date as a publicly traded company (“Listing Date”) and the second and final payment for the remaining amount will be due three months from the Listing Date. The first payment of $50,000 was made in April of 2025. No accrual for a liability was required or recorded as of December 31, 2024. This balance of $50,000 was separated into 3 months of service and the portion of one month representing the month of March, $16,667, was recorded as an advertising and marketing expense during the three months ended March 31, 2025 and accounts payable as of March 31, 2025. Please refer to Note 10 for further details.

Broncos Sponsorship Agreement

During 2023, the Company entered into a sponsorship agreement with Stadium Management Company and the Denver Broncos. This resulted in marketing expenses totaling $305,000 during the year ended December 31, 2023. In September of 2024, the parties concluded the sponsorship agreement and this resulted in a reduction of the payable amount from $305,000 to $61,000. The reduction of $244,000 was recorded as other income during the year ended December 31, 2024. This balance of $61,000 remains outstanding as of March 31, 2025.

Technology Purchase Agreements

On November 13, 2024 (the “Artemis Effective Date”), the Company entered into a MSA with Artemis, a skilled technology company, whereby Artemis agreed to develop a proprietary machine learning solution for the Company’s platform (the “Software”) and provide certain services. In exchange, the Company agreed to issue 937,500 shares of its Common Stock to Artemis (the “Artemis Stock Consideration”) in December 2024. The Artemis Stock Consideration is subject to a lock-up provision, with shares of the Artemis Stock Consideration to be released in three (3) equal tranches of 312,500 shares each according to the terms outlined in the MSA and the respective Statements of Work (“SOWs”) attached thereto. In connection with the execution of the MSA, on November 13, 2024 (the “EVEMeta Effective Date”), the Company entered into a SaaS Agreement with EVEMeta, an innovative technology company, whereby EVEMeta agreed to license its solution to the Company. In exchange, the Company agreed to issue 312,500 shares of its Common Stock to EVEMeta (the “EVEMeta Stock Consideration” and, collectively, with the Artemis Stock Consideration, the “Stock Consideration”). The 1,250,000 shares granted to Artemis and EVEMeta in exchange for services had a fair market value of $4.00 per share at the date of grant for a total cost of $5,000,000. Further, once released from lock up, the Company will provide each vendor with a guarantee of a minimum value for the released shares for 18 months from the date of release. In the event that either vendor is not able to resell the shares at the IPO price of $4.00 per share, the Company will make additional payments under its minimum value guarantee to the vendor in cash to ensure a total compensation of $3,750,000 to Artemis and $1,250,000 to EVEMeta. Those payments will be made in cash and not in additional shares of Common Stock.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

The issuances of the Stock Consideration are accounted for as a combination award in accordance with the accounting provisions under ASC 718, “Compensation - Stock Compensation” and ASC 350-40, “Intangibles – Goodwill and Other-Internal-Use Software” as noted in Note 2, regarding the technology purchase agreements.

The Stock Consideration is classified as a combination of equity awards (referred to herein as Issuance of Common Stock for Services) or liability awards (referred to herein as Stock-Based Compensation Liability) in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is either recognized as an expense to software expense, an operating expense, on a straight-line basis over the service period, or is capitalized as an implementation cost and amortized to software expense over the useful life of the cloud computing arrangement once the software is placed in use. Whether the amount is expensed or capitalized is based on the respective statement of work in each agreement, the value attributed to each and the realization of those services. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are either recorded to software expense, an operating expense, on a straight-line basis over the service period, or capitalized as an implementation cost and amortized to software expense over the useful life of the cloud computing arrangement once the software is placed in use. Changes in the fair value of liability-classified awards do not result in an impact to the Company’s stockholders’ equity balance.

As of December 31, 2024, the Company only recognized the par value of the shares that were issued and has recorded $125 as a non-current prepaid expense in other assets. The services in accordance with the agreements commenced on the Company’s IPO date, March 7, 2025, and as of March 31, 2025, services have been performed under the agreements and compensation costs for the services rendered has been recognized as a software expense or capitalized to capitalized implementation costs, based on the respective agreements.

The Company recognized the following amounts in total non-employee stock-based compensation costs in relation to the Stock Consideration issued for the technology purchase agreements for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Stock Consideration - Total Expensed	$48,824	$-
Stock Consideration - Total Capitalized	$160,340	$-

Equity-Classified Awards

The Company recognized the following amounts in non-employee equity-classified stock-based compensation costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Equity-Classified Awards - Expensed	$39,772	$-
Equity-Classified Awards - Capitalized	$125,000	$-

As of March 31, 2025, there was $4.8 million of total unrecognized compensation cost related to the Company’s equity-classified awards. This cost is expected to be recognized over a weighted-average period of 6.51 years. During the three months ended March 31, 2025, the Company recorded software expenses of $39,772 in connection with the services rendered with the support and maintenance services with Artemis and the use of the EVEMeta compression software, which included the expensing of the $62 previously recorded as a non-current prepaid expense asset and Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $39,710. Further, the Company recorded an increase to capitalized implementation costs of $125,000 in connection with the development services rendered, which included the expensing of the $63 previously recorded as a non-current prepaid expense asset and Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $124,937. As a result, the total increase to stockholders’ equity for the issuance of common stock for services was $164,647 for the three months ended March 31, 2025, which is the sum of the aforementioned $39,710 and $124,937 amounts.

Liability-Classified Awards

The Company recognized the following amounts in non-employee liability-classified stock-based compensation costs for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Liability-Classified Awards - Expensed	$9,052	$-
Liability-Classified Awards - Capitalized	$35,340	$-

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

Further, as of March 31, 2025, the Company completed a fair value measurement for the cash settlement provision of its agreements with Artemis and EVEMeta, the liability classified award, using a Monte Carlo simulation model and determined a total fair value measurement of $1,441,700. The Company recognized a stock-based compensation liability to the extent in which services were provided to the Company, which was an estimate by the Company as of period end. This resulted in the recognition of a stock-based compensation liability of $44,392, of which $35,340 was capitalized to capitalized implementation costs and $9,052 was expensed as a software expense. These amounts did not have an impact on the balance for the Company’s stockholders’ equity. Please refer to Note 2 and 5 for further detail about the technology purchase agreements.

As of March 31, 2025, there was $1,397,308 of total unrecognized compensation cost related to the Company’s liability-classified awards. This cost is expected to be recognized over a weighted-average period of 6.48 years.

On May 12, 2025, the Company executed an amendment to the MSA with Artemis. The amendment eliminated the guarantee of the sale price delta making the Company no longer subject to guaranteeing a minimum return of $4 on the sale of each share received in compensation for the MSA. The amendment triggered a cash payment of $225,000 by the Company to Artemis. Further, the Company agreed to remove the lock-up provision and gradual release obligations relating only to the stock consideration included in exhibit A of the agreement, which releases 234,375 shares of Common Stock as of the amendment date.

On the same day, the Company executed an amendment to the SaaS Agreement with EVEMeta. The amendment eliminated the guarantee of the sale price delta making the Company no longer subject to guaranteeing a minimum return of $4 on the sale of each share received in compensation for the SaaS Agreement. The amendment triggered a cash payment of $25,000 by the Company to EVEMeta. No shares were released from lock-up provisions for EVEMeta.

NOTE 5 — STOCKHOLDERS’ EQUITY

Capital Structure

On December 3, 2021, BHHI was incorporated and the Company authorized 50,000,000 shares of Common Stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. On February 22, 2022, the certificate of incorporation was amended and the Company authorized 250,000,000 shares of Common Stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Further, the Company designated 200,000 shares of preferred stock as Series A preferred stock with a par value of $0.0001 per share. Shares of convertible Series A preferred stock and Common Stock (the “Junior Securities”) are entitled to one vote for each share. In order of liquidation rights, distributions will be made to the Series A preferred holders then to the holders of the other remaining Junior Securities, which are currently Common Stock. The Series A preferred stock has a liquidation preference of $0.50 per share in the event of a liquidation and distribution. Further, each share of Convertible Series A preferred stock shall automatically convert into one share of Common Stock upon consummation of an underwritten public offering of Common Stock. The Company completed an initial public offering during March of 2025. Please refer to Note 1 and the following section for the details of the IPO. There were no shares of Series A preferred stock issued and outstanding during any period since inception and 0 shares and 82,096 shares of preferred stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Further, a total of 10,723,908 and 7,033,330 shares of Common Stock were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (as adjusted for the Reverse Stock Split).

In October of 2024, the Company authorized and filed an amendment to the Articles of Incorporation to authorize a 1 for 2.43615 Reverse Stock Split for all Common and Preferred Stock.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Initial Public Offering

On February 14, 2025, the Company received its notice of effectiveness from the SEC and became a public company. On March 5, 2025, the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s Common Stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million. Underwriting discounts and other related expenses totaled $1.1 million and were recorded as offering costs during the three months ended March 31, 2025, for total net proceeds of $4.8 million. Payment of those offering costs was made directly from the proceeds of the offering.

On March 6, 2025, the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the SEC and completed its IPO.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s common stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise of $885,000. Underwriting discounts and other related expenses totaled $95,800, and are recorded as offering costs during the three months ended March 31, 2025 for total net proceeds of $789,200. Payment of those offering costs was made directly from the proceeds of the offering. Please refer to Note 1 for further detail.

Offering costs represent legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These direct offering costs were reclassified to additional paid-in capital from deferred offering costs. As of March 31, 2025, a total of $1,351,098 was reclassified from deferred offering costs to offering costs. Further, during the three months ended March 31, 2025, additional offering costs of $1,252,780 were incurred simultaneously with the closing of the IPO, which includes the underwriter discounts and other related expenses previously described. An accrual of $115,000 for the IPO costs related to the underwriter discounts and other related expenses was previously recorded as a deferred offering cost as of December 31, 2024 and included in the balance that was netted against total IPO proceeds as of March 31, 2025.

Underwriter Warrants

Pursuant to the underwriting agreement, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s common stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025, and expiring on September 9, 2029, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the Offering price. No warrants have been exercised as of March 31, 2025.

The underwriter warrants are classified as equity instruments in accordance with ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”. The warrants are considered indexed to the Company’s own stock and meet the equity classification criteria under GAAP.

The fair value of the underwriter warrants was estimated using the Black-Scholes option pricing model, a Level 3 measurement, with the following assumptions:

●	Fair Market Value:	$4.30

●	Risk-free interest rate:	4.00%

●	Expected term:	4.5 years

●	Expected volatility:	87.00%

●	Dividend yield:	0%

The estimated fair value of the Underwriter Warrants on the grant date was approximately $2.96 per share for a total value of $130,980 which was accounted for as a cost of issuing equity, in offering costs. Accordingly, it has been recorded as a reduction to the additional paid-in capital in the statement of stockholders’ equity (deficit), in accordance with SEC Staff Accounting Bulletin Topic 5.A.

The Company does not have liability classified warrants.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Incentive Award Plan

On June 11, 2024, the Company’s Board of Directors adopted the 2024 Omnibus Incentive Plan (“Stock Incentive Plan”), which was approved by its stockholders on June 13, 2024. On December 31, 2024 the Company’s Board of Directors adopted the Stock Incentive Plan, which was approved by the Company’s stockholders on January 30, 2025. The Stock Incentive Plan became effective on February 13, 2025. The Stock Incentive Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (“Code”) to the Company’s employees, and for the grant of stock options (including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”)), SARs, restricted stock, restricted stock units (“RSUs”), and other stock-based and cash-based incentive awards, and other stock-based performance awards to the Company’s employees, directors, and consultants (collectively, “Awards”).

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

Shares with respect to which options or SARs are not exercised prior to termination of the option or SAR, shares that are subject to restricted stock units which expire without converting to Common Stock, and shares of restricted stock which are forfeited before the restrictions lapse, shall be available for grants of new Awards under the Stock Incentive Plan. Notwithstanding the foregoing, neither (i) shares accepted by the Company in payment of the exercise price of any option, if permitted under the terms of such option, nor (ii) any shares withheld from a participant, or delivered to the Company in satisfaction of required withholding taxes arising from Awards, nor (iii) the difference between the total number of shares with respect to SAR, shall be available for reissuance under the Stock Incentive Plan.

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

As of March 31, 2025, no awards have been granted and, thus, no compensation has been incurred in connection with the Stock Incentive Plan. Compensation for grants of awards will be determined in accordance with the Company’s stock-based compensation policy.

In June of 2025, the Company issued stock options to Executives, an employee and a contractor of the Company with options reserved in the Stock Incentive Plan to purchase a total of 1,052,888 shares of Common Stock. Please refer to Note 10 for subsequent events.

Stock Issuances

In March of 2024, the Company sold 29,094 shares (as adjusted for the Reverse Stock Split) of BHHI common stock for total proceeds of $100,000. These were issued during May of 2024 and, therefore, included as a share payable as of March 31, 2024.

On November 13, 2024, the Company entered into a MSA with Artemis to develop software for the Company and provide certain services. In exchange, the Company agreed to issue 937,500 shares of its Common Stock to Artemis. The Artemis Stock Consideration was issued to Artemis on December 26, 2024. In connection with the execution of the MSA, on November 13, 2024, the Company entered into a SaaS Agreement with EVEMeta to license its solution to the Company. In exchange, the Company agreed to issue 312,500 shares of its Common Stock to EVEMeta. The EVEMeta Stock Consideration was issued to EVEMeta on December 26, 2024. The 1,250,000 shares granted to Artemis and EVEMeta in exchange for services had a fair market value of $4.00 per share at the date of grant for a total fair value of $5,000,000. As of March 31, 2025, none of the shares have been released from the lock-up provisions. The Company has recognized the par value of the shares, equaling $125, as an increase to common stock and other assets as of December 31, 2024. On March 7, 2025, the services per the SaaS Agreement and MSA began and the remaining unrecognized fair value of $4,999,875 of the shares issued as consideration will be recognized as services are provided.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

During the three months ended March 31, 2025, $125,000 was recognized as capitalized implementation costs, in connection with the software development services in the MSA with Artemis, as the value for the services that were completed as of period end. Amortization of the capitalized implementation costs to software expense has not commenced as of March 31, 2025. A total of $39,772 was also recognized as software expense, in connection with the services and maintenance services in the MSA with Artemis and the SaaS with EVEMeta, as the value for the services that were completed as of period end.

Please refer to Note 2 and Note 4 for further detail on these technology purchase agreements.

In December of 2024, the Company sold 6,250 shares of common stock (as adjusted for the Reverse Stock Split) for total cash proceeds of $25,000. The shares of common stock are to be issued immediately after the consummation of the IPO, in accordance with the subscription agreement. These shares were issued in April of 2025 and, therefore, included in the shares payable balance as of March 31, 2025. Please refer to Note 10 for further details.

In March of 2025, the Company’s Board of Directors issued their unanimous consent to issue shares in connection with several transactions and the Company issued those shares. The Company authorized and issued 56 shares of common stock owed following the effecting of the Reverse Stock Split by the Company’s transfer agent in January of 2025. The issuance of these shares did not have an impact on the balance in equity.

In March of 2025, the Company authorized and issued 82,096 shares of common stock due to the conversion of each share of preferred stock to one share of Common Stock as a result of the IPO.

Restricted Stock Agreements

BHI, and therefore the Company, entered into Restricted Stock Purchase Agreements (“RSPA”) with various employees and advisors. The share exchanges that occurred during 2021 and 2022 have an effect on the number of restricted shares that are vested and unvested as of the end of each respective reporting period.

During the year ended December 31, 2020, BHI also entered into various RSPAs with an employee and two advisers, pursuant to which BHI sold 225,000 shares of restricted common stock in BHI at par value of $0.0001 per share for cash proceeds of $22. The restricted stock vests at varying rates. As of March 31, 2025, the Company has yet to receive proceeds for the restricted common stock issuances, and the $22 is recorded as contra equity on the March 31, 2025 and December 31, 2024 condensed consolidated balance sheets. As of March 31, 2025 and 2024, 61,880 and 55,005 shares of common stock (as adjusted for the Reverse Stock Split) were considered vested, respectively, and the Company recognized stock-based compensation expense of $0 and $3,515 for the restricted shares that vested during the three months ended March 31, 2025 and 2024, respectively. All shares were fully vested as of December 31, 2024, and no unamortized stock compensation remained.

On February 10, 2022, the Company issued a restricted stock award to its outside legal counsel for 279,129 shares of common stock (as adjusted for the Reverse Stock Split). The restricted stock vests 25% immediately and 25% over the next three years at each anniversary. As of March 31, 2025 and 2024, 226,793 and 157,010 shares of common stock were considered vested, and the Company recognized stock-based compensation expense of $42,500 and $42,501 for the restricted shares that vested during each three-month period ended March 31, 2025 and 2024 (as adjusted for the Reverse Stock Split), respectively. As of March 31, 2025, unamortized stock compensation of $127,500 remained.

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization (21:1 exchange rate) and presented entirely as BHHI Common Stock (as adjusted for the Reverse Stock Split):

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2024	69,782	$2.44
Granted	—	$—
Vested	(17,446)	$2.44
Forfeited	—	$—
Nonvested shares, March 31, 2025	52,336	$2.44

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT

Convertible Debt

The Company issued convertible debt during 2022 through May of 2024 under its initial round of convertible debt. The balance of convertible debt as of December 31, 2024 was $5,722,511 in outstanding principal and no remaining unamortized debt issuance costs and debt discount. As of December 31, 2024, accrued interest for the notes totaled $888,894.

During 2024, the Company issued convertible debt in the form of original issue discount convertible promissory notes. These notes provide investors with a 20% discount on their investment amount. To determine the principal amount of the notes, the investment amount is divided by 0.80, reflecting that 20% original issue discount. Concurrent with the issue and sale of the notes, each holder was entitled to receive a number of shares of the Company’s Common Stock, par value $0.0001 per share equal to: (i) in the case of a holder that is a Lead Investor, the quotient resulting when 20% of the Holder’s purchase price is divided by a price per share equal to the Valuation Cap divided by the Company Capitalization, (ii) In the case of all other holders, the quotient resulting when 5% of the Holder’s purchase price is divided by a price per share equal to the Valuation Cap divided by the Company Capitalization. The purchase price means the product of the principal amount of the note multiplied by 0.80. The Valuation Cap is set at $20,000,000 and the Company Capitalization means the sum of all equity securities (on an as-converted basis) issued and outstanding, assuming exercise or conversion of all outstanding vested and unvested options, warrants and other convertible securities, but excluding the notes and all equity securities reserved and available for future grant under any equity incentive or similar plan of the Company.

During the three months ended March 31, 2024, the Company extended the maturity date of the debt and incurred an additional $689,364 in principal due to extension fees. The Company also raised a total of $75,504 in additional operating capital through the issuance of additional original issue discount convertible promissory notes, all of which carry the same terms as all other issued convertible debt. The issuance of these notes resulted in an additional debt discount totaling $18,876 for a total principal amount of $94,380. In addition, note holders were entitled to 1,098 shares of common stock (as adjusted for the Reverse Stock Split) and with a share fair market value of $2.42 for a total additional debt discount and share payable of $2,660. The Company recorded $5,056 in amortization of debt discount to interest expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and the unamortized balance of $16,480 was amortized to interest expense through the maturity date of the notes, which was May 30, 2024. The Company also incurred an additional $107,733 in accrued interest during the three months ended March 31, 2024.

In connection with the completion of the IPO on March 7, 2025, which was deemed a qualifying financing event, the Company converted the total balance due to all holders of the original issue discount convertible promissory notes. The actual date of conversion of the notes was completed on March 6, 2025. The total amount that was converted was $6,611,405, which was the total principal of $5,722,511 and accrued interest of $888,894 as of December 31, 2024. These were converted into a total of 1,912,176 shares of the Company’s common stock. An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 and this balance is included as a share payable since it was convertible to shares of common stock totaling 29,660 as of the date of IPO. In April of 2025, 29,305 of these shares were issued. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet issued, $1,234, is recorded as a share payable balance until issued. Please refer to Note 10 for further details.

Notes Payable

In June of 2024, the Company received a loan in the amount of $12,198 in United States Dollar which will be payable in the foreign currency of Great Britain Pounds. This loan had no maturity date or interest rate assigned to the loan. It was also unsecured and there were no assets pledged on the loan. This loan was revalued at December 31, 2024 and had a principal balance of $12,900 in United States Dollar. During the three months ended March 31, 2025, a gain on foreign currency exchange was recognized for $424 on the revaluation of the loan. This loan was repaid in March of 2025 as part of a confidential release and final agreement, detailed below.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

During August and September of 2024, the Company raised $280,000 in short-term loans that are expected to be repaid within a year, although a maturity date is not specified. These loans have a 100% interest fee that is due at the date of repayment and an additional 100% fee in shares of the Company’s Common Stock issued at the current fair market value, which was $1.41 at the dates of the loans. In September of 2024, the Company issued 198,454 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company. In the same period, the Company repaid $25,000 of the short-term loans along with the corresponding $25,000 interest fee. These loans resulted in a total interest expense of $560,000 that was recognized during the year ended December 31, 2024. A total principal balance of $255,000 and accrued interest of $255,000 remained outstanding as of December 31, 2024. The Company repaid $175,000 of the principal amount along with $175,000 of the accrued interest amount as part of a confidential release and final agreement, detailed below. The remaining $80,000 in principal and $80,000 in interest, outstanding as of March 31, 2025, was repaid in April of 2025, as detailed below, in connection with a loan repayment agreement that was entered into with a shareholder of the Company on April 2, 2025. Please refer to Note 10 for subsequent events.

In November of 2024, the Company raised $30,000 from a short-term loan which carried a 100% interest fee. In addition, the Company requested from the underwriter that they unlock 24,500 shares of common stock currently owned by the lender to be available as freely floating, publicly tradable shares. A total principal balance of $30,000 and accrued interest of $30,000 remained outstanding as of December 31, 2024 and March 31, 2025. This loan was repaid in April of 2025. Please refer to Note 10 for subsequent events.

The Company entered into a loan agreement with one of its shareholders on February 5, 2025 for an amount totaling $9,314 and agreed to pay an interest fee of 200% of the principal loan and an additional 100% in common stock once the Company became a public company. In addition, this shareholder made an additional loan of $6,186 to the Company on February 10, 2025. The additional loan was not subject to a loan agreement and did not carry any written terms. The Company became a public company on March 6, 2025. On April 2, 2025, the shareholder and the Company agreed on repayment terms for those two loans and a pre-existing loan from August of 2024 (see above) that was owed to this shareholder together with all accrued interest. The total repayment was $206,617 and it included $95,500 in principal and $111,117 in interest. The total principal amount includes the $15,500 loans from February 2025 and the remaining $80,000 in principal and $80,000 in interest from a loan which was made to the Company during August of 2024. The final payment was made in April of 2025. Please refer to Note 10 for subsequent events.

Confidential Release and Final Agreement

From January through March of 2025, the Company borrowed money from shareholders of the Company to pay for expenses in connection with the IPO. Total proceeds of $86,150 were received by the Company and these borrowed funds did not have a loan agreement or loan terms. These shareholders also had notes payable made to the Company during 2024, which are part of the notes payable disclosed in Note 6 totaling $187,900 in principal as of December 31, 2024.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

Convertible Debt - December 2024

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note which is unrelated to the previously issued convertible debt through May of 2024 and carries different terms. This note has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $7,500 each for a total discount on debt of $15,000. During 2024, the Company recognized $4,219 in amortization of debt discount on the condensed consolidated statements of operations and comprehensive loss. The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. A total principal balance of $32,500 and unamortized debt discount of $10,781 was outstanding as of December 31, 2024. The Company amortized the remaining debt discount amount of $10,781 to interest expense during the three months ended March 31, 2025.

Loan repayment options included the proceeds of the Company’s IPO, which occurred on March 6, 2025 and was the earliest of all other options. The lender had the option to convert the debt into shares of the Company’s common stock but, instead, the repayment of the loan principal of $25,000 and accrued interest of $7,500 was completed in March of 2025. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025, and were included in the shares payable balance as of March 31, 2025. Please refer to Note 10 for subsequent events.

In March of 2025, the Company raised an additional $150,000 from two short-term promissory notes which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of common stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance during 2025. The Company repaid the total loan principal of $150,000 and accrued interest of $45,000 in March of 2025. The shares in connection with the share payable amount of $45,000 were issued in April of 2025 and were included in the shares payable balance as of March 31, 2025. The Company amortized the $90,000 debt discount amount to interest expense during the three months ended March 31, 2025. Please refer to Note 10 for subsequent events.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — REVENUE RECOGNITION

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

At the end of March 31, 2025 and December 31, 2024, the Company did not have any contract assets or liabilities arising from contracts with customers. This was due to the fact that all service agreements for tournaments were entered into and completed in the same period.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 — REVENUE RECOGNITION (cont.)

In the case of subscription revenue, which is recognized over time, the Company has determined that the revenue is earned ratably over the period of the subscription. Revenue is recognized evenly over the subscription period because there is no discernable difference in the amount of service that is provided in each of the days within the subscription period.

Costs to Obtain or Fulfill a Contract

The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract. These typically are represented by commission expenses. Prior to the Company’s adoption of the new revenue standard, commission expenses would be recognized in the period incurred. Under the new revenue recognition standard, the Company is required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of certain commission expenses each period. There were no deferred commissions related to contracts that were or were not completed prior to March 31, 2025 and December 31, 2024. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year.

NOTE 8 — SEGMENT REPORTING

The Company and its subsidiaries manage its business activities on a consolidated basis and operate as a single operating segment (the “gaming” segment). The Company is a vertically integrated social network for college gaming and its mission is to create a community which empowers gamers, streamers, and fans to interact with one another. The Company’s platform, which focuses on building a centralized gaming experience for non-professional college gamers and their fans, achieves this by allowing college students to compete against one another, support their favorite gamers and teams, and win prizes. The accounting policies of the gaming segment are the same as those described in Note 2 – Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s CODM is our Chief Executive Officer, Lavell Juan Malloy, II. The CODM uses net loss, as reported on our condensed consolidated statements of operations and comprehensive loss, in evaluating performance of the gaming segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the gaming segment, and therefore, such information is not presented.

The following table provides the operating financial results of our gaming segment:

	Three Months Ended March 31,
	2025	2024
Total Revenue	$–	$55
Less: Significant and Other Segment Expenses
Cost of Sales	–	464
Advertising and Marketing	81,450	–
Legal and Professional	138,324	52,458
Selling, General and Administrative	321,810	122,561
Software Development	386	10,887
Stock-Based Compensation - Restricted Stock Agreements	42,500	46,016
Rent Expense	–	92
Interest Expense and Amortization of Debt Discount	438,709	802,153
Other Income	(1,601)	(567)
Other Expenses	46,406	–
Foreign Currency Loss	(311)	152
Segment Net Loss	$(1,067,673)	$(1,034,161)

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — FAIR VALUE MEASUREMENTS

In accordance with ASC 820, “Fair Value Measurements and Disclosures”, the Company uses various inputs to measure the fair value of its stock-based compensation liability resulting from the cash-settled written put options related to the MSA with Artemis and the SaaS with EVEMeta on a recurring basis to determine the fair value of these liabilities. The Company determines the fair value of the stock-based compensation liability using a Monte Carlo simulation.

Further, as of March 31, 2025, the Company completed a fair value measurement for the cash settlement provision of its agreements with Artemis and EVEMeta, the liability classified award, using a Monte Carlo simulation model and determined a total fair value measurement of $1,441,700. The Company recognized a stock-based compensation liability to the extent in which services were provided to the Company, which was an estimate by the Company as of period end. This resulted in the recognition of a stock- based compensation liability of $44,392, of which $35,340 was capitalized to capitalized implementation costs and $9,052 was expensed as a software expense.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Stock-Based Compensation Liability	$44,392	$-	$-	$44,392

December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Stock-Based Compensation Liability	$-	$-	$-	$-

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Stock-Based Compensation Liability
Balance as of December 31, 2024	$-
Change in fair value - Capitalized Implementation Costs	35,340
Change in fair value - Software Expense	9,052
Balance as of March 31, 2025	$44,392

The key inputs for the Monte Carlo simulation for the stock-based compensation liability as of March 31, 2025 were as follows:

Stock-based compensation liability key valuation inputs*
Valuation Date Stock Price	$6.61
Volatility	90%
Risk-Free Rate	3.95%
Credit Risk Adjusted Rate	11.25%
Time period (years)	5.44

*	The valuation was based on a Monte Carlo simulation analysis of 100,000 iterations.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2025 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. Other than the matters described below, there are no additional subsequent events identified that would require disclosure in the condensed consolidated financial statements.

Convertible Debt

In April of 2025, the Company issued 29,305 shares of Common Stock in connection with the total 29,660 of shares due for the accrued interest on the original issue discount convertible promissory notes totaling $103,101 as of March 31, 2025. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet issued, $1,234, is and will be recorded as a share payable in each respective period until issued.

Notes Payable

In April of 2025, the Company repaid a bridge loan which was received in November of 2024 with a principal amount of $30,000 and accrued interest of $30,000. The noteholder agreed to be repaid a total of $29,223 for the principal amount and $29,223 for the accrued interest on the loan. This resulted in a gain on debt extinguishment of $1,554. The final payment was made on April 1, 2025.

On April 2, 2025, a shareholder and the Company agreed on repayment terms for various loans including accrued interest. The total principal amount includes the loans from February 2025 and an $80,000 loan which was made to the Company during August of 2024, included in Note 6. The total repayment was $206,617 and it included $95,500 in principal and $111,117 in accrued interest. The final payment was made on April 1, 2025.

Convertible Debt - December 2024

In March of 2025, the Company repaid the total loan principal of $25,000 and accrued interest of $7,500 that was outstanding as of December 31, 2024. The 1,875 shares in connection with the share payable amount of $7,500 as of March 31, 2025, were issued in April of 2025, subsequent to the maturity date of February 15, 2025.

In April of 2025, the Company issued 11,250 shares of Common Stock in connection with a $45,000 balance in shares payable as of March 31, 2025.

Marketing Agreement

In April of 2025, the first payment of $50,000 was made, subsequent to the due date of March 20, 2025. Additionally, $200,000 worth of the Company’s common stock, priced at the Company’s IPO price of $4.00 per share became due within ten business days of the Listing Date. The Company issued the shares, totaling 50,000, in April of 2025, subsequent to the due date of March 20, 2025.

Stock Issuances

In April of 2025, the Company issued 6,250 shares of common stock in connection to the stock subscription dated December 26, 2024 with our current CFO, Chetan Jindal, for total cash proceeds of $25,000.

Technology Purchase Agreements

On May 12, 2025, the Company executed an amendment to the MSA with Artemis. The amendment eliminated the guarantee of the sale price delta making the Company no longer subject to guaranteeing a minimum return of $4 on the sale of each share received in compensation for the MSA. The amendment triggered a payment of $225,000 by the Company to Artemis. Further, the Company agreed to remove the lock-up provision and gradual release obligations relating to the stock consideration included in exhibit A of the agreement which releases 234,375 shares of Common Stock.

On the same day, the Company executed an amendment to the SaaS Agreement with EVEMeta. The amendment eliminated the guarantee of the sale price delta making the Company no longer subject to guaranteeing a minimum return of $4 on the sale of each share received in compensation for the SaaS Agreement. The amendment triggered a payment of $25,000 by the Company to EVEMeta.

Stock Options

In June of 2025, the Company issued stock options to Executives, an employee and a contractor of the Company with options to purchase a total of 1,052,888 shares of Common Stock. Vesting terms extend from three to four years, with some of the shares vesting immediately. As of June of 2025, 436,833 shares were vested. The options carry strike prices that range from $0.576 to $0.839.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2024 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2024 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

In May 2025, we launched the first activation under our strategic partnership with Learfield, beginning with the University of Florida. This effort includes event planning, brand asset integration, student athlete involvement, and cross-channel marketing. We believe these activations represent a cornerstone of our digital advertising growth strategy.

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

Key near-term objectives include:

●	Scaling Learfield-based activations across additional universities under Learfield’s media rights.

●	Launching digital activations with rewards through Loyalty Tokens and Bragging Functionality.

●	Advancing technological development modules to operational beta.

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

We effected a 1 for 5.1287 consolidation of our issued and outstanding Common Stock and Preferred Stock on June 14, 2024, (the “Original Reverse Split”). On October 11, 2024, we canceled the Original Reverse Split and filed an amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1 for 2.43615 consolidation of our issued and outstanding Common Stock and Preferred Stock (the “Reverse Split”). Any future redemption of stock options or warrants for options or warrants that were granted prior to October 11, 2024 will also reflect the Reverse Split. The Company began the process to pay for the Fractional Shares, which total $85.81, to its shareholders that were affected by the Reverse Split. This Quarterly Report gives effect to the cancellation of the Original Reverse Split and the effectiveness of the Reverse Split. Except where otherwise indicated, all share and per share data in this Annual Report have been retroactively restated to reflect the Reverse Split.

Our principal executive offices are located at 45 Park Street, Montclair, NJ 07042 and our telephone number is 413-398-2845. Our website address is www.braghouse.com. The investor relations portion of our website is available at corp.braghouse.com. The references to our website addresses do not constitute incorporation by reference of the information contained at or available through our websites, and you should not consider it to be a part of this Quarterly Report. We have included our website addresses in this Quarterly Report solely as inactive textual references.

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

Results of Operations

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Revenue

Revenue for the three months ended March 31, 2025 and 2024 was $0 and $55, respectively. Revenues for the periods presented consisted of the following: live-streaming services. This decrease in revenue was mainly attributable to no revenue-generating tournament activity or live streaming services in the three months ended March 31, 2025. The Company had no tournament revenue for the three months ended March 31, 2025 and 2024. The live streaming revenue referenced above represents an insignificant source of revenue for the Company.

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

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were $584,470 and $232,014, respectively, and in the three months ended March 31, 2025, consisted mainly of selling, general and administrative expenses of $257,159, legal and professional fees of $138,324, stock-based compensation on restricted stock agreements of $42,500 and advertising and marketing costs of $81,450. In the three months ended March 31, 2024, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $122,561, legal and professional fees of $52,458, stock-based compensation on restricted stock agreements of $46,016 and advertising and marketing costs of $0. This represents an increase of $134,598 in selling, general and administrative expenses, an increase of $85,866 in legal and professional fees, a decrease of $3,516 in stock-based compensation on restricted stock agreements and an increase of $81,450 in advertising and marketing costs. The increase in operating expenses during the three months ended March 31, 2025 was mainly attributed to increased spending in operations with the recent completion of the IPO in March of 2025.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024 the Company had $3,458,017 and $29,228 in cash, respectively, and a working capital surplus of $1,446,355 and deficit of $9,675,586, respectively. The Company’s liquidity needs up to March 31, 2025 were satisfied through proceeds from the sale of equity in the Company’s IPO, convertible debt, notes payable and bridge loans.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2025 and December 31, 2024 the Company had an accumulated deficit of $15,715,375 and $14,647,702, respectively. For the three months ended March 31, 2025 and March 31, 2024 the Company had a net loss of $1,067,673 and $1,034,161, respectively, and negative cash flows from operations of $1,767,013 and positive cash flows from operations of $56,348, respectively. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded and plans to continue funding these losses primarily through the sale of equity and loans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Pursuant to our agreement with Moroch, we held the “Texas Loyalty Cup”, a Brag House tournament, in 2021 in collaboration with McDonald’s and Coca-Cola. The success of the tournament led to a continued and stronger relationship with McDonald’s and Coca-Cola as we had held two tournaments in 2022: “SoCal FIFA 23 Tournament” which was a direct contract with Coca-Cola and collaborated with McDonald’s through their marketing agency of the Southern California Region, DE, and “Black and Positively Golden Gamers HBCU Tournament Featuring Fortnite” which was a contract with McDonald’s through their agency, WI, in collaboration with Coca-Cola. Due to the success Brag House was able to achieve, the partnership with McDonald’s and Coca-Cola grew stronger as Brag House was contracted by Coca-Cola, in collaboration with McDonald’s, for the third consecutive year to host a nationwide Fortnite tournament with student gamers from five states (Washington, Oregon, California, Oklahoma and Kansas). The tournament is known as the Golden Royale Cup, and took place over the course of three weeks in November, with three qualifying matches, followed by a grand finale match. The Golden Royale Cup amassed nearly 20,000 total hours of aggregate live-streaming content watched, and garnered nearly 300,000 views from gamers watching the tournament in real-time. Furthermore, the event received nearly 1 million impressions across Brag House’s social media platforms.

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

Brag House also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football. However, it is important to note that the current agreement does not guarantee revenue, nor does it obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope. The partnership’s first activation was held online on May 17, 2025 (originally scheduled for March 5, 2025) for students and alumni of the University of Florida, one of Learfield’s media rights properties. The execution of this initial activation will serve as a test case for future expansion and data-driven initiatives.

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

However, the Company has earned minimal revenue through the three months ended March 31, 2025. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

	March 31, 2025	March 31, 2024
Cash Flows (Used In) Provided By Operating Activities	$(1,767,013)	$56,348
Cash Flows Provided By Financing Activities	5,195,802	72,844
Net increase (decrease) in cash and cash equivalents	$3,428,789	$129,192

Cash Flows Used In Operating Activities

For the three months ended March 31, 2025, we used $1,767,013 of cash in our operating activities, which was mainly attributable to the payment of accounts payable, accrued payroll, accrued liabilities, and deferred offering costs. For the three months ended March 31, 2024, we received $56,348 of cash from our operating activities, which was mainly attributable to increases in accounts payable, accrued payroll, loan extension fees, share payable, and accrued interest.

Cash Flows Provided By Financing Activities

For the three months ended March 31, 2025, we received $6,991,650 from the issuance of notes payable, original issue discount convertible loans, and the sale of Common Stock. We reduced our cash position by repaying notes payable and original issue discount convertible loans, net of debt discounts and debt issuance costs for $501,126. Also, we reduced our cash position with the payment of offering costs in connection with the sale of Common Stock totaling $1,294,722. For the three months ended March 31, 2024, we received $72,844 from the issuance of original issue discount convertible loans, net of debt discounts and debt issuance costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations or commitments which would have an impact on our financial statements for the three months ending March 31, 2025 and 2024.

Internal Control Over Financial Reporting

Prior to our IPO, we had been a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. In connection with the audits of our consolidated financial statements as of December 31, 2024 and 2023, we identified control deficiencies in our financial reporting process that constitute material weaknesses for the years then ended. We have a material weakness related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

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

We expect to implement our remediation plan within the next 12 months. However, we have not tested the effectiveness of our internal control over financial reporting and cannot assure you that we will be able to successfully remediate these material weaknesses and, even if we do, we cannot assure you that we will not suffer from other material weaknesses in the future. Except for additional personnel costs, we do not expect to incur any material costs related to our remediation plan.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligation.

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

Going Concern and Management’s Liquidity Plans

The independent auditors’ report accompanying our December 31, 2024 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of March 31, 2025, we have incurred recurring losses from operations and have not generated net income since our inception. We have funded our operations primarily through debt and equity financings, including the proceeds received in connection with our public offering on March 6, 2025, upon which we became a publicly traded company subsequent to the date of these financial statements. While this recent capital raise has provided us with the resources necessary to begin executing our business plan, we anticipate that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company and the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

Management’s Quarterly Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Deficiency - Minimum Bid Requirement

On May 15, 2025, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

While the notice has no immediate effect on the listing or trading of the Company’s common stock, and the Company’s listing remains fully effective, there is a risk of delisting if the Company does not regain compliance within the prescribed timeframe.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a 180 calendar day grace period, or until November 11, 2025, to regain compliance. To do so, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days prior to that date. If the Company fails to regain compliance by that deadline, it may be eligible for an additional 180-day compliance period, provided it satisfies all other initial listing criteria for The Nasdaq Capital Market, except for the minimum bid price requirement.

The Company is actively monitoring the situation and exploring options to regain compliance. However, there can be no assurance that the Company will meet the minimum bid price requirement within the allotted timeframe, qualify for an additional compliance period, or maintain compliance with other Nasdaq continued listing standards. Failure to regain compliance could result in the delisting of the Company’s common stock from Nasdaq, which could adversely affect the trading market, liquidity, and market price of the common stock, and limit the Company’s ability to access capital markets.

As of the date of this filing, the deficiency has not been cured.

Deficiency - Late Filing

On May 27, 2025, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it is not not in compliance with periodic requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) because the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 was not filed with the Securities and Exchange Commission by the required due date of May 15, 2025. The Company was given 60 calendar days or until July 28, 2025 to submit a plan to Nasdaq to regain compliance. The financial statements were filed prior to the deadline and this resolved the deficiency.

Naked Short Selling Investigation

On May 14, 2025, the Company issued a press release announcing that the Company had sent letters to the U.S. Securities and Exchange Commission, Financial Industry Regulatory Authority, and The Nasdaq Stock Market LLC requesting an immediate investigation into any potential illegal naked short selling of Brag House stock. The outcome of the investigation is still pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(A) Unregistered Sales of Equity Securities

There were no sales of equity securities sold during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

(B) Use of Proceeds

Not applicable.

(C) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Bylaws of Brag House Holdings, Inc.	S-1	3.4	06/18/2024
3.7	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
4.1	Form of Representative’s Warrant Agreement	8-K	4.1	03/11/2025
10.1	Marketing Agreement With Outside The Box Capital, Inc., Dated March 1, 2025	10-K	10.10(B)	05/07/2025
10.2	Amendment to Master Services Agreement				X
10.3	Amendment to EVEMeta Compression Software as a Software Agreement				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAG HOUSE HOLDINGS, INC.

	By:	/s/ Lavell Juan Malloy, II
	Name:	Lavell Juan Malloy, II
	Title:	Chief Executive Officer
Dated: July 18, 2025		(Principal Executive Officer)

	By:	/s/ Chetan Jindal
	Name:	Chetan Jindal
	Title:	Chief Financial Officer
Dated: July 18, 2025		(Principal Financial and Accounting Officer)