Form 10-Q
period 2025-06-30
Brag House Holdings, Inc.
filed 2025-08-15
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The registrant had 10,822,588 shares of its common stock, par value $0.0001, issued and outstanding as of August 14, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BRAG HOUSE HOLDINGS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current Assets:
Cash	$1,548,645	$29,228
Other Receivables	46,300	34,667
Prepaid Expenses	226,377	—
Other Current Assets	43,667	18,332
Total Current Assets	1,864,989	82,227

Other Assets:
Deferred Offering Costs	—	1,219,176
Prepaid Expenses, Noncurrent	—	125
Capitalized Implementation Costs	389,171	—
Total Other Assets	389,171	1,219,301
Total Assets	$2,254,160	$1,301,528

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$1,155,943	$1,929,469
Due to Officers – Related Party (Note 3)	2,001	24,303
Accrued Interest	—	1,189,345
Accrued Payroll	41,393	251,043
Accrued Liabilities	52,355	193,785
Share Payable	6,734	32,500
Other Current Liabilities	94,999	95,238
Notes Payable (Note 6)	—	297,900
Convertible Debt – December 2024, Net of Discount	—	21,719
Convertible Debt, Net of Discount and Issuance Costs	—	5,722,511
Total Current Liabilities	1,353,425	9,757,813
Total Liabilities	1,353,425	9,757,813

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit)
Series A Preferred Stock, $0.0001 Par Value – 200,000 Shares Authorized, No Shares Issued and Outstanding as of June 30, 2025 and December 31, 2024	—	—
Preferred Stock, $0.0001 Par Value – 24,800,000 Shares Authorized, 0 and 82,096 Shares Issued and Outstanding as of June 30, 2025 and December 31, 2024, respectively	—	420
Common Stock, $0.0001 Par Value – 250,000,000 Shares Authorized, 10,822,588 and 7,033,330 Shares Issued and Outstanding as of June 30, 2025 and December 31, 2024, respectively	15,344	14,554
Stock Subscription Receivable	(3,700)	(3,700)
Additional Paid In Capital	18,324,862	6,195,322
Accumulated Deficit	(17,420,592)	(14,647,702)
Accumulated Other Comprehensive Loss	(15,179)	(15,179)
Total Stockholders’ Equity (Deficit)	900,735	(8,456,285)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,254,160	$1,301,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues:
Tournament Revenues	$—	$—	$—	$—
Live-streaming Services	—	55	—	—
Total Revenues	$—	$55

Cost of Sales
Cost of Sales	$—	$464	$—	$—
Total Cost of Sales	$—	$464	$—	$—
Gross Profit (Loss)	$—	$(409)	$—	$—

Operating Expenses:
Advertising and Marketing	$293,756	$—	$212,306	$—
Legal and Professional	468,769	261,752	330,445	209,294
Selling, General and Administrative	881,611	273,795	624,452	151,350
Software Expense	225,335	—	160,684	—
Software Development	1,163	12,838	777	1,952
Stock-Based Compensation	355,571	92,032	313,071	46,016
Total Operating Expenses	$2,226,205	$640,417	$1,641,735	$408,612

Other (Income) Expense:
Interest Expense and Amortization of Debt Discount	$438,709	$1,280,974	$—	$478,822
Other Income	(71,310)	(828)	(69,709)	(471)
Other Expenses	46,406	—	—	—
Other Expense - Stock-Based Compensation Liability	133,331	—	133,331	—
Foreign Currency (Gain) Loss	(451)	152	(140)	—
Total Other Expense, Net	$546,685	$1,280,298	$63,482	$478,351
Loss from Continuing Operations Before Income Taxes	$(2,772,890)	$(1,921,124)	$(1,705,217)	$(886,963)
Provision for Income Taxes	$—	$70,000	$—	$70,000
Net Loss	$(2,772,890)	$(1,991,124)	$(1,705,217)	$(956,963)
Total Comprehensive Loss	$(2,772,890)	$(1,991,124)	$(1,705,217)	$(956,963)

Net Loss per Common Share – Basic and Diluted	$(0.30)	$(0.35)	$(0.16)	$(0.17)
Weighted Average Shares Outstanding – Basic and Diluted	9,238,766	5,632,037	10,776,595	5,626,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on December 31, 2024	—	$—	82,096	$420	7,033,330	$14,554
Stock-Based Compensation - Restricted Stock Agreements	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	56	—
Offering Costs	—	—	—	—	—	—
Conversion of Preferred Stock to Common Stock	—	—	(82,096)	(420)	82,096	420
Conversion of Convertible Debt and Accrued Interest (Note 6)	—	—	—	—	1,912,176	191
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	—	—	—	—	1,696,250	169
Underwriter Warrants	—	—	—	—	—	—
Issuance of Common Stock for Services	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—
Balance on March 31, 2025	—	$—	—	$—	10,723,908	$15,334
Stock-Based Compensation	—	—	—	—	—	—
Issuance of Shares Payable - Subscription	—	—	—	—	6,250	1
Issuance of Common Stock for Services	—	—	—	—	50,000	5
Conversion of Convertible Debt and Accrued Interest (Note 6)	—	—	—	—	42,430	4
Net Loss	—	—	—	—	—	—
Balance on June 30, 2025	—	$—	—	$—	10,822,588	$15,344

	Series A Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on December 31, 2023	—	$—	82,096	$420	5,744,929	$14,794
Stock-Based Compensation - Restricted Stock Agreements	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—
Balance on March 31, 2024	—	$—	82,096	$420	5,744,929	$14,794
Stock-Based Compensation	—	—	—	—	—	—
Offering Costs	—	—	—	—	—	—
Issuance of Shares Payable	—	—	—	—	165,005	40
Retirement of Shares	—	—	—	—	(208,010)	(425)
Net Loss	—	—	—	—	—	—
Balance on June 30, 2024	—	$—	82,096	$420	5,701,924	$14,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) — (CONTINUED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance on December 31, 2024	$(3,700)	$6,195,322	$(14,647,702)	$(15,179)	$(8,456,285)
Stock-Based Compensation - Restricted Stock Agreements	—	42,500	—	—	42,500
Issuance of Common Stock	—	—	—	—	—
Offering Costs	—	(1,427,079)	—	—	(1,427,079)
Conversion of Preferred Stock to Common Stock	—	—	—	—	—
Conversion of Convertible Debt and Accrued Interest (Note 6)	—	6,611,214	—	—	6,611,405
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	—	5,608,031	—	—	5,608,200
Underwriter Warrants	—	130,980	—	—	130,980
Issuance of Common Stock for Services	—	164,647	—	—	164,647
Net Loss	—	—	(1,067,673)	—	(1,067,673)
Balance on March 31, 2025	$(3,700)	$17,325,615	$(15,715,375)	$(15,179)	$1,606,695
Stock-Based Compensation	—	313,071	—	—	313,071
Issuance of Shares Payable - Subscription	—	24,999	—	—	25,000
Issuance of Common Stock for Services	—	506,814	—	—	506,819
Conversion of Convertible Debt and Accrued Interest (Note 6)	—	154,363	—	—	154,367
Net Loss	—	—	(1,705,217)	—	(1,705,217)
Balance on June 30, 2025	$(3,700)	$18,324,862	$(17,420,592)	$(15,179)	$900,735

	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance on December 31, 2023	$(4,276)	$5,284,362	$(11,359,183)	$(15,179)	$(6,079,062)
Stock-Based Compensation - Restricted Stock Agreements	—	46,016	—	—	46,016
Net Loss	—	—	(1,034,161)	—	(1,034,161)
Balance on March 31, 2024	$(4,276)	$5,330,378	$(12,393,344)	$(15,179)	$(7,067,207)
Stock-Based Compensation	—	46,016	—	—	46,016
Offering Costs	—	(5,000)	—	—	(5,000)
Issuance of Shares Payable	—	451,365	—	—	451,405
Retirement of Shares	576	(151)	—	—	—
Net Loss	—	—	(956,963)	—	(956,963)
Balance on June 30, 2024	$(3,700)	$5,822,608	$(13,350,307)	$(15,179)	$(7,531,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net Loss	$(2,772,890)	$(1,991,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-Based Compensation	355,571	92,032
Amortization of Debt Discount	100,781	46,410
Loan Extension Fees	—	997,253
Change in Fair Value of Stock-Based Compensation Liability - Software Expense	39,998	—
Other Expense - Stock-Based Compensation Liability	133,331	—
Issuance of Common Stock for Services - Marketing Expenses	133,334
Issuance of Common Stock for Services - Software Expenses	159,091	—
Foreign Currency Gain	(451)	—
Changes in operating assets and liabilities:
Prepaid Expenses	(159,461)	—
Other Receivables	6,588	—
Other Current Assets	(43,667)	—
Accounts Payable	(773,639)	548,318
Related Party Payable	(22,302)	37,628
Accrued Payroll	(209,650)	106,450
Accrued Liabilities	(26,430)	(529,146)
Accrued Interest	(146,084)	237,296
Share Payable	(766)	200,349
Other Current Liabilities	(239)	70,000
Net Cash Flows Used In Operating Activities	$(3,226,885)	$(184,534)

FINANCING ACTIVITIES
Proceeds from Notes Payable	$101,650	$12,198
Repayment of Notes Payable	(399,126)	—
Cash paid for the settlement of the Stock-Based Compensation Liability	(250,000)	—
Repayment of Convertible Debt - December 2024, Net	(227,500)	—
Proceeds from Convertible Debt - December 2024, Net	105,000	151,620
Proceeds from the Sale of Common Stock in IPO	6,785,000	—
Offering Costs Paid and Netted with IPO Proceeds	(1,250,800)	—
Offering Costs Paid	(117,922)	(5,000)
Net Cash Flows Provided By Financing Activities	$4,746,302	$158,818

Net change in cash	$1,519,417	$(25,716)
Cash at the beginning of the period	29,228	33,889
Cash at the end of the period	$1,548,645	$8,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$532,943	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Debt and Accrued Interest into Common Stock	$6,765,772	$—
Issuance of Underwriter Warrants included as Offering Costs	130,980	—
Change in Stock-Based Compensation Liability Capitalized to Implementation Costs	76,671	—
Prepaid Expenses Reclassified to Issuance of Common Stock for Services - Software Expense	62	—
Prepaid Expenses Reclassified to Capitalized Implementation Costs	63	—
Issuance of Common Stock for Capitalized Implementation Costs	312,437	—
Deferred Offering Costs at December 31, 2024 Reclassified to Offering Costs	1,219,176	—
Other Current Assets Reclassified to Other Receivables	18,081	—
Other Current Assets Reclassified to Prepaid Expenses	250	—
Write Off of Deferred Offering Costs Accrued at December 31, 2024	115,000	—
Conversion of Series A Preferred Stock to Common Stock	420	—
Prepaid Expenses Recognized by Issuance of Common Stock	66,666	—
Issuance of Shares Payable - Subscription	25,000	—

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

Brag House Inc. (“BHI”), the Company’s wholly owned indirect subsidiary, was formed as a Delaware corporation in February 2018. Their principal offices are located at 45 Park Street, Montclair, NJ 07042.

On June 11, 2021, Brag House Ltd. (“BHL”) was registered in the United Kingdom. Their principal offices are located at 7 – 9 Swallow Street, London W1B 4DE, United Kingdom.

On August 16, 2021, BHL acquired all of the 10,000,000 issued and outstanding BHI shares held by BHI shareholders on a one for 14.07 basis (rounded to the nearest whole number) in exchange for 140,700,000 ordinary shares of £0.0001 in BHL, making BHI a wholly owned subsidiary of BHL (“UK Reorganization”).

Following the UK Reorganization, the board of directors of BHL determined that it was in the best interests of BHL and its shareholders that an initial public offering (“IPO”) in the United States and concurrent listing on Nasdaq be pursued. To effect that proposed IPO and listing on Nasdaq, in December 2021, the Company was formed. In connection with this IPO, prior to the effectiveness of the registration statement, on February 8, 2022, the Company approved a reorganization, in which the shareholders of BHL would exchange their ordinary shares and preference shares of BHL for a proportionate number of common and preferred shares in the Company on a 21 to 1 basis (“U.S. Reorganization”). Immediately following the U.S. Reorganization, BHL became the wholly-owned subsidiary of the Company, and BHI became the indirect wholly-owned subsidiary of the Company. Management anticipates that BHL will be wound down and dissolved as soon as reasonably practicable following the consummation of the Company’s IPO.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $17,420,592. For the six months ended June 30, 2025, the Company had a net loss of $2,772,890 and negative cash flows from operations of $3,226,885. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had, and expects to have, negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and infusions of cash from advances by its Chief Executive Officer, and plans to continue funding operations through the sale of equity or issuance of debt instruments. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements.

The Company also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion-dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties such as the NCAA and its 89 championships and NCAA Football. The partnership’s first activation was held online on May 17, 2025 for students and alumni of the University of Florida, one of Learfield’s media rights properties. The Company believes this partnership positions it to leverage Learfield’s college network to generate sponsorship revenue and brand engagement opportunities, while giving the Company access to extensive datasets from diverse college campuses as the Company evolves into a scalable data insights revenue model, where the Company aims to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. The Company further believes this partnership will contribute directly to its model through shared sponsorship earnings, while validating its marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces.

Lastly, on July 24, 2025, the Company entered into an agreement to sell an aggregate of 15,000 shares of its Series B Convertible Preferred Stock in exchange for total gross proceeds of $15,000,000. Please refer to Note 10 for subsequent events.

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

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses will not arise, management believes that the revenue to be generated from operations, together with equity and debt financing, will provide the necessary funding for the Company to continue as a going concern. However, the Company has earned minimal revenue through the six months ended June 30, 2025, and management cannot guarantee that any potential debt or equity financing will be available or, if available, will be available on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying condensed consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair statement of the Company’s financial position as of June 30, 2025 and the results of its operations for the six months then ended. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report within its Form 10-K filing. Interim disclosures generally do not repeat those in the annual statements. The Company and its subsidiaries operate as a single operating segment.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company follows the guidance in ASC Topic 280, “Segment Reporting”, for the identification and disclosure of reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.

The Company’s CODM, who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing performance. The Company manages its operations and evaluates financial performance as a single operating segment. Accordingly, the Company has determined that it operates in one reportable segment.

The Company’s operations are currently located in the United States, and substantially all revenues are derived from U.S. customers. Management will continue to evaluate the Company’s operations to determine if, in the future, changes in organizational structure or business activities require the identification of additional reportable segments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2025, the Company had $1,540,000 of cash in a sweep account, which is classified as cash. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

Allowance for Credit Losses

Trade accounts receivable are stated net of an allowance for credit losses. The Company estimates the credit losses using historical information, current economic conditions and reasonable and supportable forecast information for a reasonable period of time. The Company starts by determining expected credit losses by using historical loss information based on the aging of receivables. An analysis of the current economic conditions along with forecast information is then used to determine any adjustment to the historical loss rates to determine the appropriate rates for future losses and the Company’s current expected credit losses for trade receivables. As of June 30, 2025 and December 31, 2024, there were no accounts receivable balances. As such, an allowance was not necessary.

Offering Costs

Offering costs represent legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These offering costs were reclassified to additional paid-in capital from deferred offering costs. These amounts are shown, along with underwriters’ fees paid, net against IPO proceeds received in the amount of $1,351,098. Please refer to Note 5 for details.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Further, during the six months ended June 30, 2025, additional offering costs of $1,252,780 were incurred simultaneously with the closing of the IPO. Of this amount, $190,980 is recorded as offering costs and the remaining $1,061,800 is displayed as a net amount against the IPO and over-allotment option proceeds on the condensed consolidated statements of changes in stockholders’ equity (deficit). None were incurred during the three months ended June 30, 2025.

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

The Company has a tax credit receivable of $26,968 and $34,667 included as an other receivable in the current assets section of the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Accounts Payable

Accounts payable consist of amounts due to vendors and service providers for goods and services received in the ordinary course of business. Accounts payable are recognized when the obligation to pay arises, typically upon receipt of goods or services and are recorded at their nominal amounts, which approximate fair value due to their short-term nature.

The Company’ standard payment terms with vendors generally range from net 15 to net 60 days. Discounts received from vendors for early payment are recognized when earned. Vendor discounts are recorded as a reduction of the related expense in the accompanying consolidated statements of operations. If such discounts are not clearly associated with a specific expense category, they are recorded as a reduction to cost of goods sold or, if immaterial, may be recognized as other income.

The Company reviews accounts payable regularly to ensure timely payment and to assess the need for accruals for goods or services received but not yet invoiced. At each reporting period, any unbilled amounts are accrued and reflected in accrued liabilities, and estimates are based on historical trends, vendor communication, and other relevant factors.

The Company does not maintain a formal policy for interest on past due payables and generally does not incur material penalties or interest expenses in the normal course of settling vendor obligations.

During the three and six months ended June 30, 2025 and 2024, the Company recognized other income due to discounts granted by vendors in the amount of $42,650 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company was exposed to significant risks in two of its bank accounts, which had balances that exceeded the insurance coverage amount by a total of $1,298,645. The Company has not experienced any losses in such accounts.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $293,756 and $0 for the six months ended June 30, 2025 and 2024, respectively. The Company incurred $212,306 and $0 in advertising and marketing expenses for the three months ended June 30, 2025 and 2024, respectively.

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

The carrying value of the Company’s financial instruments: cash, other receivables, accounts payable and accrued liabilities, and borrowings, approximate their fair values because of the short-term nature of these financial instruments.

The Company measured its stock-based compensation liability at fair value on a recurring basis. Please refer to Note 9 for a discussion on fair value measurements.

Equity Awards with a Guaranteed Minimum-Value Cash Settlement - Technology Purchase Agreements

The Company evaluates its stock-based compensation arrangements within the scope of ASC 718, “Compensation - Stock Compensation”. The Company has issued an equity award with a guaranteed minimum-value cash settlement in accordance with the terms that were agreed upon by the Company in the Master Services Agreement (“MSA”) with Artemis Ave LLC (“Artemis”) and the Software as a Service Agreement (the “SaaS” Agreement) with EVEMeta, LLC (“EVEMeta”). Subsection ASC 718-10-20 defines these equity awards as combination awards. Under this classification, the share grant is accounted for as an equity-classified award measured at grant-date fair value, and the cash-settled written put option is liability classified and marked to fair value at each reporting period. Compensation costs for the share grant are measured and fixed on the date of grant and recognized over the vesting period, which is consistent with the delivery of goods and services. Compensation costs associated with the cash-settled written put option should be recognized over the vesting period based on the remeasured fair value at each reporting period, which is consistent with the delivery of goods and services from the vendor, until settlement. To value the cash-settled written put option, the Company remeasures the fair market value of the written put option via an appropriate option pricing model in accordance with ASC 718, and records the appropriate liability as of each reporting period with a corresponding adjustment to software expense. The Company determines the fair value of the liability using a Monte Carlo simulation model at each reporting period. On May 12, 2025, the Company amended the Artemis MSA and EVEMeta SaaS agreements and removed the guaranteed minimum-value cash settlement in exchange for cash payments totaling $250,000. This amendment effectively settled the stock-based compensation liability. A valuation was completed as of May 12, 2025, and the fair value measurement of the cash-settled written put option for services provided thus far resulted in an additional stock-based compensation liability of $72,277, for a total balance of $116,669. The settlement of the stock-based compensation liability in exchange for a cash payment of $250,000 resulted in the derecognition of the total liability balance of $116,669 and an other expense of $133,331 for the difference. As of June 30, 2025, a stock-based compensation liability no longer exists.

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

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. The stock-based payments provided in advance for implementation costs are recorded as capitalized implementation costs as the services are rendered. Capitalized implementation costs related to the CCA are included on the condensed consolidated balance sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization will begin only when the software is placed into use and the amortization expense will be recorded as an operating expense. As of December 31, 2024, $63 was recognized as a non-current prepaid expense asset related to the development services to be provided by Artemis. As of June 30, 2025 and December 31, 2024, $389,171 and $0 was recognized, respectively, as capitalized implementation costs related to the Company’s cloud computing arrangements and no amortization expense has been recognized for the three or six months ended June 30, 2025 or 2024 as the software is in the process of being developed by Artemis. The amount of $389,171 is a recognition of $312,500 for services provided, which included the reclassification of the $63 recorded as a non-current prepaid expense asset as of December 31, 2024, and a portion of the change in fair value of the stock-based compensation liability which equaled $76,671 during the six months ended June 30, 2025. During the three months ended June 30, 2025 and 2024, the Company recognized an increase of $187,500 in connection with services provided and a portion of the change in fair value of the stock-based compensation liability which equaled $41,331.

The costs associated with the support and maintenance services and the use of the EVEMeta compression software are recorded as software expenses over the service period defined in the respective agreements. As of December 31, 2024, $62 was recognized as a non-current prepaid expense asset related to the services by Artemis and EVEMeta for support and maintenance. During the six months ended June 30, 2025, the Company recorded software expenses of $159,091 in connection with the services rendered with the support and maintenance services and the use of the EVEMeta compression software, which included the expensing of the $62 recorded as a non-current prepaid expense asset as of December 31, 2024. During the three months ended June 30, 2025, the Company recorded software expenses of $119,319 in connection with the services rendered with the support and maintenance services and the use of the EVEMeta compression software.

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

Shares Payable

The Company has incurred obligations that are payable in shares of the Company’s equity. If shares are not issued to satisfy those obligations, a short-term liability is recognized as a share payable. The Company has a share payable balance of $6,734 and $32,500 as of June 30, 2025 and December 31, 2024, respectively. Please refer to Notes 6 and 10 for more detail.

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

Net Loss per Common Share

The computation of earnings per share (“EPS”) includes basic and diluted EPS in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the if-converted and treasury stock methods, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants have been exercised, and the proceeds have been used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All outstanding convertible promissory notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three and six months ended June 30, 2025 and 2024.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table summarizes the securities that are excluded from the diluted per share calculation because the effect of including these potential shares is anti-dilutive due to the Company’s net loss.

	As of June 30,
	2025	2024
Convertible Debt	—	1,781,189
Unvested Restricted Stock	34,891	107,682
Shares Payable	9,522	—
Convertible Preferred Stock	—	82,097
Total	44,413	1,970,967

As of June 30, 2025, no dividends have been declared since inception and all classes of BHHI’s stock do not have cumulative dividend features. As such, the Company did not include any adjustment to the net loss for dividends. Ultimately, there was no adjustment needed to determine dilutive loss per share and only basic loss per share was calculated.

The table below represents the calculation for both basic and diluted net loss per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2,772,890)	$(1,991,124)	$(1,705,217)	$(956,963)
Weighted-average shares outstanding – Basic and Diluted	9,238,766	5,632,037	10,776,595	5,626,941
Loss per share – Basic and Diluted	$(0.30)	$(0.35)	$(0.16)	$(0.17)

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company, with stockholder’s consent, elected to be taxed as an “S-Corporation” during the years prior to 2021 under the provisions of the Internal Revenue Code under Section 1362(a) and comparable state income tax law. As an S-Corporation, the Company is generally not subject to corporate income taxes and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. As a result of the UK Reorganization, the Company was no longer eligible to elect an S-Corporation status for tax purposes and was subject to tax filings as a C-Corporation for the years ending 2021 through 2023. The Company is in the process of filing all necessary Federal and State tax returns as a C-Corporation for the years ending 2021 through 2024, and has accrued $95,000 as of June 30, 2025 and December 31, 2024 for any potential non-compliance penalties that may be incurred as a selling, general and administrative expense.

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

At June 30, 2025, the Company had approximately $11,699,829 in gross federal net operating loss carry-forwards. The Company also had approximately $13,360,388 in gross state net operating loss carry-forwards. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future federal carry-forwards do not expire. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets. For net loss carryforwards in the State of New York, the Company is able to carry it back three tax years preceding the tax year of the loss (the loss year). However, a loss cannot be carried back to a tax year beginning before January 1, 2015. The loss is first carried to the earliest of the three tax years. If it is not entirely used in that year, the remainder is carried to the second tax year preceding the loss year, and any remaining amount is carried to the tax year immediately preceding the loss year. Any unused amount of loss then remaining may be carried forward for as many as 20 tax years following the loss year. Losses carried forward are carried forward first to the tax year immediately following the loss year, then to the second tax year following the loss year, and then to the next immediately subsequent tax year or years until the loss is used up or the 20th tax year following the loss year, whichever comes first

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not. The valuation allowance increased $487,765 during the six months ended June 30, 2025.

The Company’s effective tax rate is 0% for the three and six months ended June 30, 2025 and 2024.

Stock-Based Compensation

The Company evaluates its stock-based compensation arrangements within the scope of ASC 718, “Compensation - Stock Compensation”. The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met. Companies typically use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of stock- based awards, including the option’s expected term and the price volatility of the underlying stock. The Company issued 1,052,888 shares of stock options as of June 30, 2025. The Company issued 44,250 warrant shares to the underwriter in connection with the IPO as of June 30, 2025. Please refer to Notes 1 and 5 for more information on the Underwriter Warrants. Stock-based payment awards, such as stock options or restricted stock awards, are valued based on the fair value on the date of grant and amortized ratably over the estimated life of the award. Stock-based payment awards may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, the Company records compensation expenses related to grants of stock-based payment awards on management’s estimates of the probable dates of the vesting events. The Company recognizes forfeitures of stock-based payment awards as they occur.

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

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient, applicable to all entities, permitting the assumption that current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions under ASC 606. These amendments are effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The guidance is to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its accounting estimates and allowance methodology. At this time, the Company has not yet determined the effect, if any, that adoption of this ASU will have on its consolidated financial position, results of operations, disclosures, or processes.

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

As of June 30, 2025, and December 31, 2024, the Company had payables to the Company’s co-founder and Chief Executive Officer, the Company’s co-founder and Chief Operating Officer, the Company’s Chief Financial Officer, and an employee, for reimbursable expenses totaling $2,001 and $24,303, respectively.

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

Marketing Agreement

In March of 2024, the Company entered into a marketing agreement with Outside the Box Capital, Inc. (“OTB Capital”) for marketing services to be provided for the six-month period from May 1, 2024 to October 31, 2024. Compensation for these services will be $100,000 in cash and due upon the earlier of the successful completion of the Company’s IPO or within six months from the effective date of the agreement. Additionally, the Company will issue shares of BHHI Common Stock, priced at the IPO, totaling $200,000 which equals 50,000 shares. These shares became due 10 days after the successful completion of the Company’s IPO on March 6, 2025, deemed the listing date, and were issued in April of 2025. This balance of $200,000, which is an increase to stockholders’ equity for the issuance of common stock for services for the three and six months ended June 30, 2025, was separated into 6 months of service and the portion of the remaining period of approximately two months representing the days between July 1st through September 6th, $66,666, was added to the prepaid expense balance during the three months ended June 30, 2025. Lastly, if within the term of the Company’s agreement with OTB Capital, the Company’s shares achieve a 7-day moving average (calculated using daily VWAP) share price of $9 or more, the Company will issue an additional 50,000 shares to OTB Capital. This share price threshold was not achieved during the six or three months ended June 30, 2025. Services under this contract were not provided during the expected service period of May through October of 2024. A modification of the agreement was negotiated and finalized in November of 2024. Services were amended to begin on December 15, 2024 through June 15, 2025. Services had not yet commenced as of December 31, 2024 and through March 5, 2025. As a result, another modification of the agreement was executed on March 28, 2025. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. It also revised the terms of compensation and, as a result, the base compensation of $100,000 will be payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s listing date as a publicly traded company (“Listing Date”) and the second and final payment for the remaining amount will be due three months from the Listing Date. The first payment of $50,000 was made in April of 2025 and the final payment was made on June 5, 2025. No accrual for a liability was required or recorded as of December 31, 2024. The balance of $50,000 of the final payment was separated into 3 months of service and the portion of one month representing the month of June, $16,667, was recorded as an advertising and marketing expense, while the amount for the remaining two months, $33,333, was recorded as a prepaid expense during the three months ended June 30, 2025. A total of $66,667 was recorded as an advertising and marketing expense during the six months ended June 30, 2025. Please refer to Note 10 for further details.

Broncos Sponsorship Agreement

During 2023, the Company entered into a sponsorship agreement with Stadium Management Company and the Denver Broncos. This resulted in marketing expenses totaling $305,000 accrued during the year ended December 31, 2023. In September of 2024, the parties terminated the sponsorship agreement and this resulted in a reduction of the payable amount from $305,000 to $61,000. The reduction of $244,000 was recorded as other income during the three and six months ended September 30, 2024. The balance of $61,000 remains outstanding as of June 30, 2025 and December 31, 2024, and is recorded as accounts payable on the balance sheet.

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

As of December 31, 2024, the Company only recognized the par value of the shares that were issued and has recorded $125 as a non-current prepaid expense in other assets. The services in accordance with the agreements commenced on the Company’s IPO date, March 7, 2025, and as of June 30, 2025, services have been performed under the agreements and compensation costs for the services rendered has been recognized as a software expense or capitalized to capitalized implementation costs, based on the respective agreements.

The Company recognized the following amounts in total non-employee stock-based compensation costs in relation to the Stock Consideration issued for the technology purchase agreements for the six and three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Stock Consideration - Total Expensed	$199,089	$-	$150,265	$-
Stock Consideration - Total Capitalized	$389,171	$-	$228,831	$-

Equity-Classified Awards

The Company recognized the following amounts in non-employee equity-classified stock-based compensation costs for the six and three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Equity-Classified Awards - Expensed	$159,091	$-	$119,319	$-
Equity-Classified Awards - Capitalized	$312,500	$-	$187,500	$-

As of June 30, 2025, there was $4.5 million of total unrecognized compensation cost related to the Company’s equity-classified awards. This cost is expected to be recognized over a weighted-average period of 6.25 years. During the six and three months ended June 30, 2025, the Company recorded software expenses of $159,091 and $119,319, respectively, in connection with the services rendered with the support and maintenance services with Artemis and the use of the EVEMeta compression software, which included the expensing of the $62 previously recorded as a non-current prepaid expense asset and Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $159,029 and $119,319 during the six and three months ended June 30, 2025, respectively. Further, during the six and three months ended June 30, 2025, the Company recorded an increase to capitalized implementation costs of $312,500 and $187,500, respectively, in connection with the development services rendered, which included the expensing of the $63 previously recorded as a non-current prepaid expense asset and Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $312,437 during the six months ended June 30, 2025. As a result, the total increase to stockholders’ equity for the issuance of common stock for services was $471,466 for the six months ended June 30, 2025, which is the sum of the aforementioned $312,437 and $159,029 amounts. For the three months ended June 30, 2025, there was an increase of $306,819 to stockholders’ equity for the issuance of common stock for services.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

Liability-Classified Awards

The Company recognized the following amounts in non-employee liability-classified stock-based compensation costs for the six and three months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Liability-Classified Awards - Expensed	$39,998	$-	$30,946	$-
Liability-Classified Awards - Capitalized	$76,671	$-	$41,331	$-

On May 12, 2025, the Company executed an amendment to the MSA with Artemis. The amendment eliminated the minimum share price guarantee, therefore no longer requiring the Company to guarantee a minimum return of $4 on the sale of each share received in compensation for the MSA. The amendment triggered a cash payment of $225,000 by the Company to Artemis. Further, the Company agreed to remove the lock-up provision and gradual release obligations relating only to the stock consideration included in Exhibit A of the amended agreement, which releases 234,375 shares of Common Stock as of the amendment date.

On the same day, the Company executed an amendment to the SaaS Agreement with EVEMeta. The amendment eliminated the minimum share price guarantee, therefore no longer requiring the Company to guarantee a minimum return of $4 on the sale of each share received in compensation for the SaaS Agreement. The amendment triggered a cash payment of $25,000 by the Company to EVEMeta. No shares were released from lock-up provisions for EVEMeta.

On May 12, 2025, the Company completed a fair value measurement valuation for the cash settlement provision, the liability classified award, using a Monte Carlo simulation model and determined a total fair value of $2,942,136. The Company recognized a stock-based compensation liability from the total fair value only to the extent in which services were provided to the Company through the amendment date, which resulted in partial recognition and was an estimate by the Company as of the amendment date. This resulted in the recognition of an increase to the stock-based compensation liability of $44,392 as of March 31, 2025 for $72,277 from April 1, 2025 through the amendment date, of which $41,331 was capitalized to capitalized implementation costs and $30,946 was expensed as a software expense. During the three months ended June 30, 2025, these amounts did not have an impact on the balance of the Company’s stockholders’ equity.

As of May 12, 2025, the Company recognized a stock-based compensation liability of $116,669, of which $76,671 was capitalized to capitalized implementation costs and $39,998 was expensed as a software expense. The stock-based compensation liability was extinguished as a result of the amendment on May 12, 2025.

NOTE 5 — STOCKHOLDERS’ EQUITY

Capital Structure

On December 3, 2021, BHHI was incorporated and the Company authorized 50,000,000 shares of Common Stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. On February 22, 2022, the certificate of incorporation was amended and the Company authorized 250,000,000 shares of Common Stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Further, the Company designated 200,000 shares of preferred stock as Series A preferred stock with a par value of $0.0001 per share. Shares of convertible Series A preferred stock and Common Stock (the “Junior Securities”) are entitled to one vote for each share. In order of liquidation rights, distributions will be made to the Series A preferred holders then to the holders of the other remaining Junior Securities, which are currently Common Stock. The Series A preferred stock has a liquidation preference of $0.50 per share in the event of a liquidation and distribution. Further, each share of Convertible Series A preferred stock shall automatically convert into one share of Common Stock upon consummation of an underwritten public offering of Common Stock. The Company completed an initial public offering during March of 2025. Please refer to Note 1 and the following section for the details of the IPO. There were no shares of Series A preferred stock issued and outstanding during any period since inception, and 0 shares and 82,096 shares of preferred stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Further, a total of 10,822,588 and 7,033,330 shares of Common Stock were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

On July 25, 2025, the Company filed a certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 24,800,000 shares of Preferred Stock as Series B Preferred Stock. On July 30, 2025, an amendment was filed to establish that each share is non-voting. Please refer to Note 10 for subsequent events.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Initial Public Offering

On February 14, 2025, the Company received its notice of effectiveness from the SEC and became a public company. On March 5, 2025, the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s Common Stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million. Underwriting discounts and other related expenses totaled $1.1 million and were recorded as offering costs during the six months ended June 30, 2025, for total net proceeds of $4.8 million. Payment of those offering costs was made directly from the proceeds of the offering. No such amounts were recorded during the three months ended June 30, 2025.

On March 6, 2025, the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the SEC and completed its IPO.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s common stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise of $885,000. Underwriting discounts and other related expenses totaled $95,800, and are recorded as offering costs during the six months ended June 30, 2025 for total net proceeds of $789,200. Payment of those offering costs was made directly from the proceeds of the offering. No such amounts were recorded during the three months ended June 30, 2025. Please refer to Note 1 for further detail.

Offering costs represent legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These direct offering costs were reclassified to additional paid-in capital from deferred offering costs. The Company recorded $0 and $1,219,176 of deferred offering costs in the accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred a total of $131,922 and $270,113, respectively, in additional deferred offering costs in connection with the offering of equity securities. During the three months ended June 30, 2025 and 2024, the Company incurred a total of $0 and $148,834, respectively, in additional deferred offering costs in connection with the offering of equity securities. As of June 30, 2025, a total of $1,351,098 was reclassified from deferred offering costs to offering costs. Of this amount, $1,236,0989 is recorded as offering costs and the remaining $115,000 was paid directly from the IPO proceeds and included in the offering costs which are netted against the IPO proceeds on the condensed consolidated statements of changes in stockholders’ equity (deficit).

Incentive Award Plan

On June 11, 2024, the Company’s Board of Directors adopted the 2024 Omnibus Incentive Plan (“Stock Incentive Plan”), which was approved by its stockholders on June 13, 2024. On December 31, 2024 the Company’s Board of Directors adopted the Stock Incentive Plan, which was approved by the Company’s stockholders on January 30, 2025. The Stock Incentive Plan became effective on February 13, 2025. The Stock Incentive Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (“Code”) to the Company’s employees, and for the grant of stock options (including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), SARs, restricted stock, restricted stock units (“RSUs”), and other stock-based and cash-based incentive awards, and other stock-based performance awards to the Company’s employees, directors, and consultants (collectively, “Awards”).

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

In June of 2025, the Company issued stock options to Executives, an employee and a contractor of the Company with options reserved in the Stock Incentive Plan to purchase a total of 1,052,888 shares of Common Stock. Please refer to the Stock Options section below.

Underwriter Warrants

Pursuant to the underwriting agreement, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s common stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025, and expiring on September 9, 2029, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the Offering price. No warrants have been exercised as of June 30, 2025.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Stock Options

In June of 2025, the Company issued stock options (“Options”) to Executives, an employee and a contractor of the Company to purchase a total of 1,052,888 shares of Common Stock. Vesting terms extend from three to four years, with some of the Options vesting immediately. As of June 30 2025, 436,833 Options had vested. The Options carry strike prices ranging from $0.576 to $0.839.

The Options are classified as equity instruments and accounted for in accordance with ASC 718, “Compensation - Stock Compensation”.

The fair value of the Options was estimated using the Black-Scholes option pricing model, a Level 3 measurement, with the following assumptions:

●	Fair Market Value:	$0.57 - $0.84

●	Risk-free interest rate:	3.75% - 3.94%

●	Expected term:	2 - 3 years

●	Expected volatility:	374%

●	Dividend yield:	0%

The estimated fair values of the Options on the grant dates were within a range of $0.57 and $0.84 per share for a total value of $685,428. The Company recognized stock-based compensation of $264,328 for the vested Options for employees, which was classified as stock-based compensation for the six and three months ended June 30, 2025. The Company recognized stock-based compensation of $6,243 for the vested Options for non-employees in connection with legal and professional expenses for the six and three months ended June 30, 2025.

The following is an analysis of BHHI stock options issued as compensation:

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2024	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested shares, March 31, 2025	—	$—
Granted	1,052,888	$0.65
Vested	(436,833)	$0.62
Forfeited	—	$—
Nonvested shares, June 30, 2025	616,055	$0.68

Stock Issuances

In March of 2024, the Company sold 29,094 shares of BHHI Common Stock for total proceeds of $100,000. These were issued during May of 2024 and, therefore, issued and outstanding as of June 30, 2024.

During the six months ended June 30, 2024, the Company incurred an additional $5,000 in costs connected with the offering of equity securities. Those offering costs were added during the three months ended June 30, 2024. The balance of offering costs was $312,296 at June 30, 2024. This amount was netted against the additional paid in capital balance presented on the condensed consolidated balance sheets.

During the six months ended June 30, 2024, the Company issued shares payable to vendors and contractors and shares in connection with the issuance of convertible debt securities, which were designated as equity kicker shares, and made up the balance of shares payable in prior periods. A total of 165,005 shares of Common Stock were issued and outstanding with a total value of $451,405. Further, the Company received and retired 208,010 shares of common stock from previous shareholders with a total value of $576.

On November 13, 2024, the Company entered into a MSA with Artemis to develop software for the Company and provide certain services. Please refer to Note 4. As of June 30, 2025, 312,500 of the shares have been released from the lock-up provisions. The Company has recognized the par value of the shares, equaling $125, as an increase to Common Stock and other assets as of December 31, 2024. On March 7, 2025, the services per the SaaS Agreement and MSA began and the Company began recognizing compensation expenses as services were provided.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

During the six and three months ended June 30, 2025, $312,500 and $187,500 was recognized as capitalized implementation costs, in connection with the software development services in the MSA with Artemis, as the value for the services that were completed as of period end. Amortization of the capitalized implementation costs to software expense has not commenced as of June 30, 2025. A total of $159,091 and $119,319 was also recognized as software expense, in connection with the services and maintenance services in the MSA with Artemis and the SaaS with EVEMeta, as the value for the services that were completed during the six and three months ended June 30, 2025. Please refer to Note 2 and Note 4 for further detail on these technology purchase agreements.

In December of 2024, the Company sold 6,250 shares of common stock for total cash proceeds of $25,000 to the Company’s current CFO, Chetan Jindal. The shares of common stock are to be issued immediately after the consummation of the IPO, in accordance with the subscription agreement. These shares were issued in April.

In March of 2025, the Company’s Board of Directors issued their unanimous consent to issue shares in connection with several transactions and the Company issued those shares. The Company authorized and issued 56 shares of common stock owed in January of 2025. The issuance of these shares did not have an impact on the balance in equity.

In March of 2025, the Company authorized and issued 82,096 shares of Common Stock due to the conversion of each share of preferred stock to one share of Common Stock as a result of the IPO.

In accordance with the Marketing agreement detailed in Note 4, $200,000 worth of the Company’s Common Stock, priced at the Company’s IPO price of $4.00 per share became due within ten business days of the Listing Date. The Company issued the shares, totaling 50,000 shares, in April of 2025, subsequent to the due date of March 20, 2025.

In April of 2025, the Company also issued 1,875 shares of Common Stock in repayment of accrued interest of $7,500, subsequent to the maturity date of February 15, 2025.

Restricted Stock Agreements

BHI, and therefore the Company, entered into Restricted Stock Purchase Agreements (“RSPA”) with various employees and advisors. The share exchanges that occurred during 2021 and 2022 have an effect on the number of restricted shares that are vested and unvested as of the end of each respective reporting period.

During the year ended December 31, 2020, BHI also entered into various RSPAs with an employee and two advisers, pursuant to which BHI sold 225,000 shares of restricted common stock in BHI at par value of $0.0001 per share for cash proceeds of $22. The restricted stock vests at varying rates. As of June 30, 2025, the Company has yet to receive proceeds for the restricted common stock issuances, and the $22 is recorded as contra equity on the June 30, 2025 and December 31, 2024 condensed consolidated balance sheets. As of June 30, 2025 and 2024, 61,880 and 58,872 shares of common stock were considered vested, respectively, and the Company recognized stock-based compensation expense of $0 and $7,032 for the restricted shares that vested during the six months ended June 30, 2025 and 2024, respectively. The Company recognized stock-based compensation expense of $0 and $3,517 for the restricted shares that vested during the three months ended June 30, 2025 and 2024, respectively. All shares were fully vested as of December 31, 2024, and no unamortized stock compensation remained.

On February 10, 2022, the Company issued a restricted stock award to its outside legal counsel for 279,129 shares of common stock. The restricted stock vests 25% immediately and 25% over the next three years at each anniversary. As of June 30, 2025 and 2024, 244,238 and 174,456 shares of common stock were considered vested, and the Company recognized stock-based compensation expense of $85,000 for the restricted shares that vested during each six-month period ended June 30, 2025 and 2024 , respectively. The Company recognized stock-based compensation expense of $42,500 for the restricted shares that vested during each three-month period ended June 30, 2025 and 2024, respectively. As of June 30, 2025, unamortized stock compensation of $85,000 remained.

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization and presented entirely as BHHI Common Stock :

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2024	69,782	$2.44
Granted	—	$—
Vested	(17,446)	$2.44
Forfeited	—	$—
Nonvested shares, March 31, 2025	52,336	$2.44
Granted	—	$—
Vested	(17,446)	$2.44
Forfeited	—	$—
Nonvested shares, June 30, 2025	34,890	$2.44

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

During the six and three months ended June 30, 2024, the Company extended the maturity date of the debt and incurred an additional $997,253 and $307,889 in principal due to extension fees. During the six and three months ended June 30, 2024, the Company also raised a total of $158,424 and $82,920, respectively, in additional operating capital through the issuance of additional original issue discount convertible promissory notes, all of which carry the same terms as all other issued convertible debt. The issuance of these notes resulted in an additional debt discount totaling $39,606 and $20,730 for a total principal amount of $198,030 and $103,650, respectively. In addition, note holders were entitled to 2,302 and 1,204 shares of common stock and with a share fair market value between $2.42 and $3.46 for a total additional debt discount and share payable of $6,819 and $4,159 during the six and three months ended June 30, 2024, respectively. The Company recorded $46,410 and $41,354 in amortization of debt discount to interest expense on the condensed consolidated statements of operations and comprehensive loss for the six and three months ended June 30, 2024. The Company also incurred an additional $237,296 and $129,563 in accrued interest during the six and three months ended June 30, 2024, respectively.

In connection with the completion of the IPO on March 7, 2025, which was deemed a qualifying financing event, the Company converted the total balance due to all holders of the original issue discount convertible promissory notes. The actual date of conversion of the notes was completed on March 6, 2025. The total amount that was converted was $6,611,405, which was the total principal of $5,722,511 and accrued interest of $888,894 as of December 31, 2024. These were converted into a total of 1,912,176 shares of the Company’s common stock. An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 and this balance is included as a share payable since it was convertible to shares of common stock totaling 29,660 as of the date of IPO. In April of 2025, 29,305 of these shares were issued, representing an increase of $101,867 during the three months ended June 30, 2025, for an updated total converted amount of $6,713,272 for the six months ended June 30, 2025. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet issued, $1,234, is recorded as a share payable balance until issued.

Notes Payable

In June of 2024, the Company received a loan in the amount of $12,198 which will be payable in the foreign currency of Great Britain Pounds. This loan had no maturity date or interest rate assigned to the loan. It was also unsecured and there were no assets pledged on the loan. This loan was revalued at December 31, 2024 and had a principal balance of $12,900. During the six months ended June 30, 2025, a gain on foreign currency exchange was recognized for $424 on the revaluation of the loan. This loan was repaid in March of 2025 as part of a confidential release and final agreement, detailed below.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

During August and September of 2024, the Company raised $280,000 in short-term loans that are expected to be repaid within a year, although a maturity date is not specified. These loans have a 100% interest fee that is due at the date of repayment and an additional 100% fee in shares of the Company’s Common Stock issued at the current fair market value, which was $1.41 at the dates of the loans. In September of 2024, the Company issued 198,454 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company. In the same period, the Company repaid $25,000 of the short-term loans along with the corresponding $25,000 interest fee. These loans resulted in a total interest expense of $560,000 that was recognized during the year ended December 31, 2024. A total principal balance of $255,000 and accrued interest of $255,000 remained outstanding as of December 31, 2024. The Company repaid $175,000 of the principal amount along with $175,000 of the accrued interest amount as part of a confidential release and final agreement, detailed below. The remaining $80,000 in principal and $80,000 in interest, was repaid in April of 2025, as detailed below, in connection with a loan repayment agreement that was entered into with a shareholder of the Company on April 2, 2025.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

Convertible Debt - December 2024

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note which is unrelated to the previously issued convertible debt through May of 2024 and carries different terms. This note has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $7,500 each for a total discount on debt of $15,000. During 2024, the Company recognized $4,219 in amortization of debt discount on the condensed consolidated statements of operations and comprehensive loss. The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. A total principal balance of $32,500 and unamortized debt discount of $10,781 was outstanding as of December 31, 2024. The Company amortized the remaining debt discount amount of $10,781 to interest expense during the six months ended June 30, 2025. No amortization was recorded during the three months ended June 30, 2025.

Loan repayment options included the proceeds of the Company’s IPO, which occurred on March 6, 2025 and was the earliest of all other options. The lender had the option to convert the debt into shares of the Company’s common stock but, instead, the repayment of the loan principal of $25,000 and accrued interest of $7,500 was completed in March of 2025. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025, and were no longer included in the shares payable balance as of June 30, 2025.

In March of 2025, the Company raised an additional $150,000 from two short-term promissory notes which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of common stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance during 2025. The Company repaid the total loan principal of $150,000 and accrued interest of $45,000 in March of 2025. The shares in connection with the share payable amount of $45,000 were issued in April of 2025 and were no longer included in the shares payable balance as of June 30, 2025. The Company amortized the $90,000 debt discount amount to interest expense during the six months ended June 30, 2025.

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

At the end of June 30, 2025 and December 31, 2024, the Company did not have any contract assets or liabilities arising from contracts with customers. This was due to the fact that all service agreements for tournaments were entered into and completed in the same period.

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

Costs to Obtain or Fulfill a Contract

The revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract. These typically are represented by commission expenses. Prior to the Company’s adoption of the new revenue standard, commission expenses would be recognized in the period incurred. Under the revenue recognition standard, the Company is required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of certain commission expenses each period. There were no deferred commissions related to contracts that were or were not completed prior to June 30, 2025 and December 31, 2024. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year.

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

The following table provides the operating financial results of our gaming segment:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Total Revenue	$–	$55	$–	$–
Less: Significant and Other Segment Expenses
Cost of Sales	–	464	–	–
Advertising and Marketing	293,756	–	212,306	–
Legal and Professional	468,769	261,752	330,445	209,294
Selling, General and Administrative	881,611	273,795	624,452	151,350
Software Expense	225,335	–	160,684	–
Software Development	1,163	12,838	777	1,952
Stock-Based Compensation	355,571	92,032	313,071	46,016
Interest Expense and Amortization of Debt Discount	438,709	1,280,974	–	478,822
Other Income	(71,310)	(828)	(69,709)	(471)
Other Expenses	46,406	–	–	–
Other Expense - Stock-Based Compensation Liability	133,331	–	133,331	–
Foreign Currency Loss	(451)	152	(140)	–
Provision for Income Taxes	–	70,000	–	70,000
Segment Net Loss	$(2,772,890)	$(1,991,124)	$(1,705,217)	$(956,963)

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

Further, as of May 12, 2025, the Company completed a fair value measurement for the cash settlement provision of its agreements with Artemis and EVEMeta, the liability classified award, using a Monte Carlo simulation model as a result of the amendment of the agreements and determined a total fair value measurement of $2,942,136. The Company recognized a stock-based compensation liability from the total fair value only to the extent in which services were provided to the Company through the amendment date, which resulted in partial recognition and was an estimate by the Company as of period end. This resulted in the recognition of a stock-based compensation liability of $116,669 as of May 12, 2025, of which $72,277 was recognized as an increase during the period April 1, 2025 to May 12, 2025 to the existing stock-based compensation liability of $44,392 as of March 31, 2025. Of the total of $72,277, $41,331 was capitalized to capitalized implementation costs and $30,946 was expensed as a software expense. These amounts did not have an impact on the balance of the Company’s stockholders’ equity. Lastly, as a result of the amendment, the stock-based compensation liability was settled and no longer exists as of June 30, 2025. Please refer to Note 2 for further details on the modification and settlement of the stock-based compensation liability.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Stock-Based Compensation Liability
Balance as of December 31, 2024	$-
Change in fair value - Capitalized Implementation Costs	35,340
Change in fair value - Software Expense	9,052
Balance as of March 31, 2025	$44,392
Change in fair value - Capitalized Implementation Costs	41,331
Change in fair value - Software Expense	30,946
Settlement of Stock-Based Compensation Liability	(116,669)
Balance as of June 30, 2025	$-

The key inputs for the Monte Carlo simulation for the stock-based compensation liability as of May 12, 2025 were as follows:

Stock-Based Compensation Liability: Key Valuation Inputs*
Valuation Date Stock Price	$0.59
Volatility	102%
Risk-Free Rate	4.08%
Credit Risk Adjusted Rate	13.90%
Time period (years)	-

*	The valuation was based on a Monte Carlo simulation analysis of 100,000 iterations.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to June 30, 2025 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. Other than the matters described below, there are no additional subsequent events identified that would require disclosure in the condensed consolidated financial statements.

Stock Options

In July of 2025, the Company issued fully vested stock options to Executives, Directors and an employee and a contractor of the Company to purchase a total of 897,112 shares of Common Stock. These stock options are fully vested as of the grant date and exercisable for the next five years from the date of grant. The options carry a strike price of $1.

Common Stock Awards

In July of 2025, the Company granted 300,000 shares of fully vested Common Stock awards in exchange for legal services.

Certificate of Designation

In July of 2025, the Company filed a certificate of designation and a subsequent amendment to the certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 24,800,000 shares of Preferred Stock as Series B Preferred Stock. Each share will be convertible into shares of Common Stock at a conversion price of $0.942 and will be convertible at the option of the holder. The Series B Preferred Stock does not have any voting rights.

Private Investment into Public Entity (PIPE)

On July 24, 2025, the Company entered into an agreement to sell an aggregate of 15,000 units of its Series B Convertible Preferred Stock convertible into 15,923,567 shares of Common Stock, at a conversion price of $0.942 per share of Series B Convertible Stock and an aggregate of 15,923,567 warrants to acquire up to 15,923,567 shares of Common Stock. The purchase price for one unit (consisting of one share of Series B Convertible Preferred Stock convertible into approximately 1,061 shares and the same number of warrants) was $1,000, which resulted in the sale of 15,000 units for total gross proceeds of $15,000,000. Net proceeds after expenses were $13,678,795. The warrants issued in the offering are exercisable immediately upon issuance at an exercise price of $0.817 per share and will expire five years from the date of issuance. The transaction closed on July 30, 2025.

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

We believe we are creating a new sports medium for Gen Z to engage through gaming by merging gameplay with school spirit in Brag House and student-led activations and tournaments tied to college rivalries with Brag House features and capabilities such as our Bragging Functionality, Loyalty Tokens reward system, and brand-sponsored content and prizes. The growth of our platform since our inception is encouraging, and we believe we are strongly positioned to capitalize on a large portion of the available gaming market. We experienced strong community growth since we launched through June 30, 2025, reaching nearly 1,400,000 video views of our Brag House content on video platforms including X (formerly known as Twitter), TikTok, Meta, Twitch and YouTube, which represent a 148% increase in views year-over-year from 2020 to 2024. We have also generated nearly 8 million impressions and video views since inception, which represents approximately a 57% increase year-over-year from 2020 to 2024. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per stream across over 290,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes.

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

On July 25, 2025, the Company filed a certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 25,000,000 shares of Preferred Stock as Series B Preferred Stock.

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

Results of Operations

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Revenue

Revenue for the six months ended June 30, 2025 and 2024 was $0 and $55, respectively. Revenues for the periods presented consisted of the following: live-streaming services. This decrease in revenue was mainly attributable to no revenue-generating tournament activity or live streaming services in the six months ended June 30, 2025. The Company had no tournament revenue for the six months ended June 30, 2025 and 2024. The live streaming revenue referenced above represents an insignificant source of revenue for the Company.

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

Operating Expenses

Operating expenses for the six months ended June 30, 2025 and 2024 were $2,226,205 and $640,417, respectively, and in the six months ended June 30, 2025, consisted mainly of selling, general and administrative expenses of $881,611, legal and professional fees of $468,769, stock-based compensation of $355,571, advertising and marketing costs of $293,756 and software expenses of $225,335. In the six months ended June 30, 2024, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $273,795, legal and professional fees of $261,752, stock-based compensation on restricted stock agreements of $92,032, advertising and marketing costs of $0 and software expenses of $0. This represents an increase of $607,816 in selling, general and administrative expenses, an increase of $207,017 in legal and professional fees, an increase of $263,539 in stock-based compensation, an increase of $293,756 in advertising and marketing costs and an increase of $225,335 in software expenses. The increase in operating expenses during the six months ended June 30, 2025 was mainly attributed to increased spending in operations with the recent completion of the IPO in March of 2025.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2025 and 2024 were $546,685 and $1,280,298, respectively, and in the six months ended June 30, 2025, consisted mainly of interest expense and amortization of debt discount of $438,709, other expense - stock-based compensation liability of $133,331, other income of $71,310 and other expenses of $46,406. In the six months ended June 30, 2024, the Company’s other income and expense consisted mainly of interest expense and amortization of debt discount of $1,280,974, other expense - stock-based compensation liability of $0, other income of $828 and other expenses of $0. This represents a decrease of $842,265 in interest expense and amortization of debt discount, an increase of $133,331 in other expense - stock-based compensation liability, an increase of $70,482 in other income and an increase of $46,406 in other expenses.

Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Revenue

Revenue for the three months ended June 30, 2025 and 2024 was $0. This decrease in revenue was mainly attributable to no revenue-generating tournament activity or live streaming services in the three months ended June 30, 2025. The Company had no tournament revenue for the three months ended June 30, 2025 and 2024. The live streaming revenue referenced above represents an insignificant source of revenue for the Company.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024 were $1,641,735 and $408,612, respectively, and in the three months ended June 30, 2025, consisted mainly of selling, general and administrative expenses of $624,452, legal and professional fees of $330,445, stock-based compensation of $313,071, advertising and marketing costs of $212,306 and software expenses of $160,684. In the three months ended June 30, 2024, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $151,350, legal and professional fees of $209,294, stock-based compensation of $46,016, advertising and marketing costs of $0 and software expenses of $0. This represents an increase of $473,102 in selling, general and administrative expenses, an increase of $121,151 in legal and professional fees, an increase of $267,055 in stock-based compensation, an increase of $212,306 in advertising and marketing costs and an increase of $160,684 in software expenses. The increase in operating expenses during the three months ended June 30, 2025 was mainly attributed to increased spending in operations with the recent completion of the IPO in March of 2025.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2025 and 2024 were $63,482 and $478,351, respectively, and in the three months ended June 30, 2025, consisted mainly of interest expense and amortization of debt discount of $0, other expense - stock-based compensation liability of $133,331 and other income of $69,709. In the three months ended June 30, 2024, the Company’s other income and expense consisted mainly of interest expense and amortization of debt discount of $478,822, other expense - stock-based compensation liability of $0, and other income of $471. This represents a decrease of $478,822 in interest expense and amortization of debt discount, an increase of $133,331 in other expense - stock-based compensation liability, and an increase of $69,238 in other income.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024 the Company had $1,548,645 and $29,228 in cash, respectively, and a working capital surplus of $511,564 and deficit of $9,675,586, respectively. The Company’s liquidity needs up to June 30, 2025 were satisfied through proceeds from the sale of equity in the Company’s IPO, convertible debt, notes payable and bridge loans.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $17,420,592 and $14,647,702, respectively. For the six months ended June 30, 2025 and 2024 the Company had a net loss of $2,772,890 and $1,991,124, respectively, and negative cash flows from operations of $3,226,885 and $184,534, respectively. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded and plans to continue funding these losses primarily through the sale of equity and loans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

However, the Company has earned minimal revenue through the six months ended June 30, 2025. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

	June 30, 2025	June 30, 2024
Cash Flows (Used In) Provided By Operating Activities	$(3,226,885)	$(184,534)
Cash Flows Provided By Financing Activities	4,746,302	158,818
Net increase (decrease) in cash and cash equivalents	$1,519,417	$(25,716)

Cash Flows Used In Operating Activities

For the six months ended June 30, 2025, we used $3,226,885 of cash in our operating activities, which was mainly attributable to the payment of accounts payable, accrued payroll, accrued interest, and accrued liabilities. For the six months ended June 30, 2024, we used $184,534 of cash from our operating activities, which was mainly attributable to increases in accounts payable, accrued payroll, loan extension fees, share payable, and accrued interest and the payment of accrued liabilities.

Cash Flows Provided By Financing Activities

For the six months ended June 30, 2025, we received $6,991,650 from the issuance of notes payable, original issue discount convertible loans, and the sale of Common Stock. We reduced our cash position by repaying notes payable and original issue discount convertible loans, net of debt discounts and debt issuance costs for $876,626. Also, we reduced our cash position with the payment of offering costs in connection with the sale of Common Stock totaling $1,368,722. For the six months ended June 30, 2024, we received $151,620 from the issuance of original issue discount convertible loans, net of debt discounts and debt issuance costs and received $12,198 from the issuance of a note payable.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations or commitments which would have an impact on our financial statements for the six months ending June 30, 2025.

Internal Control Over Financial Reporting

Prior to our IPO, we had been a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. In connection with the audits of our consolidated financial statements as of December 31, 2024 , we identified control deficiencies in our financial reporting process that constitute material weaknesses for the years then ended. We have a material weakness related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

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

We consider the accounting for our technology purchase agreements with Artemis Ave LLC (“Artemis”) and EVEMeta, LLC (“EVEMeta”) to be a critical accounting estimate due to the significant judgment required in valuing and recognizing related stock-based compensation as software expense and capitalized implementation costs. In November 2024, we issued an aggregate of 1,250,000 shares of our common stock (valued at $5.0 million at grant date) in exchange for software development, software usage and support and maintenance services. The original agreements included a guaranteed minimum-value cash settlement provision, which required liability classification and periodic fair value measurement using a Monte Carlo simulation model under ASC 718.

On May 12, 2025, we amended the agreements to remove the minimum-value provision in exchange for $250,000 in cash payments, resulting in settlement of a $116,669 liability and recognition of $133,331 in other expense. For the six months ended June 30, 2025, we recognized $199,089 of expense and $389,171 of capitalized implementation costs related to these agreements. Capitalized costs will be amortized once the related software is placed in service.

Subsequent to the amendment, we continue to estimate the recognition of stock-based compensation as capitalized implementation costs in connection with the services provided by estimating the percentage of completion of the statements of work for the software development. Also, for the software usage and support and maintenance services, we recognize stock-based compensation costs as software expense equally over the established time frame for those statements of work.

The valuation of the liability component prior to amendment involved significant assumptions, including volatility, expected term, and discount rates. Changes in these assumptions, or in the estimated service periods, could materially affect the amount and timing of expense recognition.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in this report.

Going Concern and Management’s Liquidity Plans

The independent auditors’ report accompanying our December 31, 2024 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of June 30, 2025, we have incurred recurring losses from operations and have not generated net income since our inception. We have funded our operations primarily through debt and equity financings, including the proceeds received in connection with our public offering on March 6, 2025, upon which we became a publicly traded company subsequent to the date of these financial statements. While this recent capital raise has provided us with the resources necessary to begin executing our business plan, we anticipate that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company and the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

Management’s Quarterly Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Naked Short Selling Investigation

On May 14, 2025, the Company issued a press release announcing that the Company had sent letters to the U.S. Securities and Exchange Commission, Financial Industry Regulatory Authority, and The Nasdaq Stock Market LLC requesting an immediate investigation into any potential illegal naked short selling of Brag House stock. The outcome of this request is still pending.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Bylaws of Brag House Holdings, Inc.	S-1	3.4	06/18/2024
3.7	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
10.1	Amendment to Master Services Agreement	10-Q	10.2	07/18/2025
10.2	Amendment to EVEMeta Compression Software as a Software Agreement	10-Q	10.3	07/18/2025
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAG HOUSE HOLDINGS, INC.

	By:	/s/ Lavell Juan Malloy, II
	Name:	Lavell Juan Malloy, II
	Title:	Chief Executive Officer
Dated: August 15, 2025		(Principal Executive Officer)

	By:	/s/ Chetan Jindal
	Name:	Chetan Jindal
	Title:	Chief Financial Officer
Dated: August 15, 2025		(Principal Financial and Accounting Officer)