Form 10-Q
period 2025-09-30
Brag House Holdings, Inc.
filed 2025-11-17
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The registrant had 19,799,090 shares of its Common Stock, par value $0.0001, and 8,098 shares of its Series B Convertible Preferred Stock, par value $0.0001, issued and outstanding as of November 12, 2025.

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

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I-FINANCIAL INFORMATION	1
Item l.	Condensed Consolidated Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Nine and Three Months Ended September 30, 2025 and 2024 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

	PART II-OTHER INFORMATION	43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	44
Item 6.	Exhibits	44
SIGNATURES		45

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BRAG HOUSE HOLDINGS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Page
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended September 30, 2025 and 2024 (Unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Nine and Three Months Ended September 30, 2025 and 2024 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current Assets:
Cash	$9,595,577	$29,228
Other Receivable	35,490	34,667
Prepaid Expenses	95,563	-
Other Current Assets	15,000	18,332
Total Current Assets	9,741,630	82,227

Other Assets:
Deferred Offering Costs	-	1,219,176
Prepaid Expenses - Long-Term	-	125
Capitalized Implementation Costs	389,171	-
Investment in Equity Securities	8,080,000	-
Total Other Assets	8,469,171	1,219,301
Total Assets	$18,210,801	$1,301,528

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$1,177,330	$1,929,469
Due to Officer - Related Party (Note 3)	-	24,303
Accrued Interest	-	1,189,345
Accrued Payroll	-	251,043
Accrued Liabilities	107,678	193,785
Share Payable	221,434	32,500
Other Current Liabilities	102,611	95,238
Notes Payable (Note 6)	-	297,900
Convertible Debt - December 2024, net of discount	-	21,719
Convertible Debt, net of discount and issuance costs	-	5,722,511
Total Current Liabilities	1,609,053	9,757,813
Total Liabilities	1,609,053	9,757,813

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit)
Series B Preferred Stock, $0.0001 Par Value - 15,000 Shares Authorized, 15,000 and 0 Shares Issued and Outstanding as of September 30, 2025 and December 31, 2024, respectively	1	-
Series A Preferred Stock, $0.0001 Par Value - 200,000 Shares Authorized, No Shares Issued and Outstanding as of September 30, 2025 and December 31, 2024	-	-
Preferred Stock, $0.0001 Par Value - 24,785,000 Shares Authorized, 0 and 82,096 Shares Issued and Outstanding as of September 30, 2025 and December 31, 2024, respectively	-	420
Common Stock, $0.0001 Par Value - 250,000,000 Shares Authorized, 10,972,588 and 7,033,330 Shares Issued and Outstanding as of September 30, 2025 and December 31, 2024, respectively	1,097	14,554
Stock Subscription Receivable	-	(3,700)
Additional Paid In Capital	31,495,785	6,195,322
Accumulated Deficit	(14,879,956)	(14,647,702)
Accumulated Other Comprehensive Loss	(15,179)	(15,179)
Total Stockholders’ Equity (Deficit)	16,601,748	(8,456,285)
Total Liabilities and Stockholders’ Equity (Deficit)	$18,210,801	$1,301,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Tournament Revenues	$-	$-	$-	$-
Live-streaming Services	-	55	-	-
Total Revenues	$-	$55	$-	$-

Cost of Sales
Cost of Sales	$-	$464	$-	$-
Total Cost of Sales	$-	$464	$-	$-
Gross Profit (Loss)	$-	$(409)	$-	$-

Operating Expenses:
Advertising and Marketing	$475,972	$160,478	$182,216	$160,270
Legal and Professional	843,712	486,262	374,943	224,510
Selling, General and Administrative	1,595,027	457,362	713,416	113,566
Software Expense	240,215	-	14,880	-
Software Development	1,621	18,955	457	6,118
Stock-Based Compensation	700,140	137,006	344,569	44,974
Total Operating Expenses	$3,856,687	$1,260,063	$1,630,481	$549,438

Other (Income) Expense:
Interest Expense and Amortization of Debt Discount	$438,709	$1,985,213	$-	$704,239
Other Income	(162,441)	(245,269)	(91,131)	(244,235)
Other Expenses	46,405	-	-	-
Other Expense - Stock-Based Compensation Liability	133,331	-	-	-
Foreign Currency (Gain) Loss	(437)	766	14	616
Net Unrealized Gain on Equity Securities	(4,080,000)	-	(4,080,000)	-
Total Other (Income) Expense, Net	$(3,624,433)	$1,740,710	$(4,171,117)	$460,620
Income (Loss) from Continuing Operations Before Income Taxes	$(232,254)	$(3,001,182)	$2,540,636	$(1,010,058)
Provision for Income Taxes	$-	$-	$-	$-
Net Income (Loss)	$(232,254)	$(3,001,182)	$2,540,636	$(1,010,058)
Total Comprehensive Income (Loss)	$(232,254)	$(3,001,182)	$2,540,636	$(1,010,058)

Net Income (Loss) per Common Share - Basic	$(0.02)	$(0.53)	$0.23	$(0.18)
Weighted Average Shares Outstanding - Basic	9,786,460	5,664,529	10,829,664	5,688,797
Net Income (Loss) per Common Share - Diluted	$(0.02)	$(0.53)	0.10	$(0.18)
Weighted Average Shares Outstanding - Diluted	9,786,460	5,664,529	26,087,846	5,688,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Series B Preferred Stock		Series A Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on January 1, 2025	-	$-	-	$-	82,096	$420
Stock-Based Compensation - Restricted Stock Agreements	-	-	-	-	-	-
Issuance of Common Stock	-	-	-	-	-	-
Offering Costs	-	-	-	-	-	-
Conversion of Preferred Stock to Common Stock	-	-	-	-	(82,096)	(420)
Conversion of Convertible Debt and Accrued Interest (Note 6)	-	-	-	-	-	-
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	-	-	-	-	-	-
Underwriter Warrants	-	-	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance on March 31, 2025	-	$-	-	$-	-	$-
Stock-Based Compensation	-	-	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-	-	-
Issuance of Shares Payable - Subscription	-	-	-	-	-	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance on June 30, 2025	-	$-	-	$-	-	$-
Stock-Based Compensation	-	-	-	-	-	-
Common Stock Granted but not yet Issued for Services in Connection with the PIPE Offering	-	-	-	-	-	-
Issuance of Common Stock for Services in Connection with the PIPE Offering	-	-	-	-	-	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	15,000	1	-	-	-	-
Settlement of Subscription Receivable	-	-	-	-	-	-
Adjustment of Par Value of Common Stock	-	-	-	-	-	-
Net Income	-	-	-	-	-	-
Balance on September 30, 2025	15,000	$1	-	$-	-	$-

	Series B Preferred Stock		Series A Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance on January 1, 2024	-	$-	-	$-	82,096	$420
Stock-Based Compensation	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance on March 31, 2024	-	$-	-	$-	82,096	$420
Stock-Based Compensation	-	-	-	-	-	-
Offering Costs	-	-	-	-	-	-
Issuance of Shares Payable	-	-	-	-	-	-
Retirement of Shares	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance on June 30, 2024	-	$-	-	$-	82,096	$420
Stock-Based Compensation	-	-	-	-	-	-
Interest Payment in Shares	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance on September 30, 2024	-	$-	-	$-	82,096	$420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) — (CONTINUED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit
Balance on January 1, 2025	7,033,330	$14,554	$(3,700)	$6,195,322	$(14,647,702)
Stock-Based Compensation - Restricted Stock Agreements	-	-	-	42,500	-
Issuance of Common Stock	56	-	-	-	-
Offering Costs	-	-	-	(1,427,079)	-
Conversion of Preferred Stock to Common Stock	82,096	420	-	-	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	1,912,176	191	-	6,611,214	-
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	1,696,250	169	-	5,608,031	-
Underwriter Warrants	-	-	-	130,980	-
Issuance of Common Stock for Services	-	-	-	164,647	-
Net Loss	-	-	-	-	(1,067,673)
Balance on March 31, 2025	10,723,908	$15,334	$(3,700)	$17,325,615	$(15,715,375)
Stock-Based Compensation	-	-	-	313,071	-
Issuance of Common Stock for Services	50,000	5	-	506,814	-
Issuance of Shares Payable - Subscription	6,250	1	-	24,999	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	42,430	4	-	154,363	-
Net Loss	-	-	-	-	(1,705,217)
Balance on June 30, 2025	10,822,588	$15,344	$(3,700)	$18,324,862	$(17,420,592)
Stock-Based Compensation	-	-	-	344,569	-
Common Stock Granted but not yet Issued for Services in Connection with the PIPE Offering	-	-	-	(220,200)
Issuance of Common Stock for Services in Connection with the PIPE Offering	150,000	15	-	(15)	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	-	-	-	13,035,294	-
Settlement of Subscription Receivable	-	-	3,700	(2,987)	-
Adjustment of Par Value of Common Stock	-	(14,262)	-	14,262	-
Net Income	-	-	-	-	2,540,636
Balance on September 30, 2025	10,972,588	$1,097	$-	$31,495,785	$(14,879,956)

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit
Balance on January 1, 2024	5,744,929	$14,794	$(4,276)	$5,284,362	$(11,359,183)
Stock-Based Compensation	-	-	-	46,016	-
Net Loss	-	-	-	-	(1,034,161)
Balance on March 31, 2024	5,744,929	$14,794	$(4,276)	$5,330,378	$(12,393,344)
Stock-Based Compensation	-	-	-	46,016	-
Offering Costs	-	-	-	(5,000)	-
Issuance of Shares Payable	165,005	40	-	451,365	-
Retirement of Shares	(208,010)	(425)	576	(151)	-
Net Loss	-	-	-	-	(956,963)
Balance on June 30, 2024	5,701,924	$14,409	$(3,700)	$5,822,608	$(13,350,307)
Stock-Based Compensation	-	-	-	44,974	-
Interest Payment in Shares	81,462	20	-	279,980
Net Loss	-	-	-	-	(1,010,058)
Balance on September 30, 2024	5,783,386	$14,429	$(3,700)	$6,147,562	$(14,360,365)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) — (CONTINUED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance on January 1, 2025	$(15,179)	$(8,456,285)
Stock-Based Compensation - Restricted Stock Agreements	-	42,500
Issuance of Common Stock	-	-
Offering Costs	-	(1,427,079)
Conversion of Preferred Stock to Common Stock	-	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	-	6,611,405
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	-	5,608,200
Underwriter Warrants	-	130,980
Issuance of Common Stock for Services	-	164,647
Net Loss	-	(1,067,673)
Balance on March 31, 2025	$(15,179)	$1,606,695
Stock-Based Compensation	-	313,071
Issuance of Common Stock for Services	-	506,819
Issuance of Shares Payable - Subscription	-	25,000
Conversion of Convertible Debt and Accrued Interest (Note 6)	-	154,367
Net Loss	-	(1,705,217)
Balance on June 30, 2025	$(15,179)	$900,735
Stock-Based Compensation	-	344,569
Common Stock Granted but not yet Issued for Services in Connection with the PIPE Offering	-	(220,200)
Issuance of Common Stock for Services in Connection with the PIPE Offering	-	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	-	13,035,295
Settlement of Subscription Receivable	-	713
Adjustment of Par Value of Common Stock	-	-
Net Income	-	2,540,636
Balance on September 30, 2025	$(15,179)	$16,601,748

	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance on January 1, 2024	(15,179)	$(6,079,062)
Stock-Based Compensation	-	46,016
Net Loss	-	(1,034,161)
Balance on March 31, 2024	(15,179)	$(7,067,207)
Stock-Based Compensation	-	46,016
Offering Costs	-	(5,000)
Issuance of Shares Payable	-	451,405
Retirement of Shares	-	-
Net Loss	-	(956,963)
Balance on June 30, 2024	(15,179)	$(7,531,749)
Stock-Based Compensation	-	44,974
Interest Payment in Shares		280,000
Net Loss	-	(1,010,058)
Balance on September 30, 2024	(15,179)	$(8,216,833)

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net Loss	$(232,254)	$(3,001,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-Based Compensation	700,140	137,006
Amortization of Debt Discount	100,781	46,410
Loan Extension Fees	-	997,253
Interest Payment in Shares	-	280,000
Change in Fair Value of Stock-Based Compensation Liability - Software Expense	39,998	-
Other Expense - Stock-Based Compensation Liability	133,331	-
Issuance of Common Stock for Services - Marketing Expenses	133,334	-
Issuance of Common Stock for Services - Software Expenses	159,091	-
Foreign Currency Gain (Loss)	(437)	-
Net Unrealized Gain on Equity Securities	(4,080,000)	-
Changes in operating assets and liabilities:
Prepaid Expenses and Other Current Assets	(28,647)	-
Other Receivable	17,398	-
Other Current Assets	(15,000)	12,459
Accounts Payable	(752,266)	553,234
Related Party Payable	(24,303)	14,067
Accrued Payroll	(251,043)	154,698
Accrued Liabilities	28,893	(529,382)
Accrued Interest	(146,084)	636,535
Share Payable	(6,266)	100,349
Other Current Liabilities	7,373	70,049
Net Cash Flows Used In Operating Activities	$(4,215,961)	$(528,504)

INVESTING ACTIVITIES
Investment in Equity Securities	$(4,000,000)	$-
Net Cash Flows Used In Investing Activities	$(4,000,000)	$-

FINANCING ACTIVITIES
Proceeds from Notes Payable	$101,650	$292,900
Repayment of Notes Payable	(399,126)	(25,000)
Cash paid for the settlement of the Stock-Based Compensation Liability	(250,000)	-
Repayment of Convertible Debt - December 2024, net	(227,500)	-
Proceeds from Convertible Debt - December 2024, net	105,000	151,620
Proceeds from the sale of Common Stock in IPO	6,785,000	-
Proceeds from the sale of Common Stock	-	100,000
Offering Costs Paid, Netted against IPO Proceeds	(1,250,800)	-
Offering Costs Paid	(761,422)	(5,000)
Offering Costs Paid, Netted against PIPE Offering Proceeds	(1,321,205)	-
Proceeds from the sale of Series B Convertible Preferred Stock and Warrants	15,000,000	-
Proceeds from the Collection of Subscription Receivable	713	-
Net Cash Flows Provided By Financing Activities	$17,782,310	$514,520

Net change in cash	$9,566,349	$(13,984)
Cash at the beginning of the period	29,228	33,889
Cash at the end of the period	$9,595,577	$19,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$532,943	$25,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Debt and Accrued Interest into Common Stock	$6,765,772	$-
Issuance of Underwriter Warrants included as Offering Costs	130,980	-
Change in Stock-Based Compensation Liability Capitalized to Implementation Costs	76,671	-
Prepaid Expenses Reclassified to Issuance of Common Stock for Services - Software Expense	62	-
Prepaid Expenses Reclassified to Capitalized Implementation Costs	63	-
Issuance of Common Stock for Capitalized Implementation Costs	312,437	-
Deferred Offering Costs In Connection with IPO	-	295,019
Deferred Offering Costs at December 31, 2024 Reclassified to Offering Costs	1,219,176	-
Other Current Assets Reclassified to Other Receivables	18,081	-
Other Current Assets Reclassified to Prepaid Expenses	250	-
Write Off of Deferred Offering Costs Accrued at December 31, 2024	115,000	-
Conversion of Series A Preferred Stock to Common Stock	420	-
Prepaid Expenses Recognized by Issuance of Common Stock	66,666	-
Issuance of Shares Payable - Subscription	25,000	-
Issuance of Placement Agent and H.C. Wainwright Warrants included as Offering Costs - PIPE Offering	1,106,389	-
Issuance of Common Stock for Services Included in Offering Costs - PIPE Offering	258,000	-
Shares Payable and Offering Costs - PIPE Offering	220,200	-

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

Pursuant to the underwriting agreement, as partial compensation for their services, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s Common Stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants became exercisable, in whole or in part, commencing on September 3, 2025 and expiring on September 9, 2029, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the offering price. The terms of the Underwriter Warrants are substantially the same as the terms set forth in the form of such warrants which is filed as Exhibit 4.1 to the report on Form 8-K filed by the Company on March 11, 2025.

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

Brag House Merger Sub, Inc. (“Merger Sub” or “BHMS”), a wholly owned subsidiary of the Company, was formed as a Delaware corporation on October 9, 2025. The Company’s principal executive offices are located at 45 Park Street, Montclair, NJ 07042. Please refer to Note 11.

The Company entered into a Merger Agreement dated as of October 12, 2025 (the “Merger Agreement”), by and among the Company, House of Doge, Inc., a Texas Corporation (“House of Doge”), and the Merger Sub. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the respective boards of directors of both Brag House and House of Doge. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, among other things, House of Doge will merge (the “Merger”) with and into Merger Sub, with the House of Doge continuing as the surviving entity and a wholly owned subsidiary of the Company.

The proposed merger is subject to customary closing conditions, including regulatory approvals, filing of required registration statements, shareholder consent, and completion of due diligence. As of the date these financial statements were issued, the merger had not yet closed. The Company expects the transaction to be finalized during the first quarter of 2026, pending satisfaction of all closing conditions. Please refer to Note 11.

Nature of the Business

Brag House is a vertically integrated social network for college gamers. The Company’s mission is to create a community which empowers gamers, streamers, and fans to interact with one another. The Company’s platform, which focuses on building a centralized gaming experience for non-professional college gamers and their fans, achieves this by allowing college students to compete against one another, support their favorite gamers and teams, and win prizes.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $14,879,956. For the nine months ended September 30, 2025, the Company had a net loss of $232,254 and negative cash flows from operations of $4,215,961. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, in addition to pursuing other potential strategic and business development initiatives including the contemplated Merger Agreement. In addition, the Company has had, and expects to have, negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and infusions of cash from advances by its Chief Executive Officer, and plans to continue funding operations through the sale of equity or issuance of debt instruments. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements.

The Company also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion-dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties such as the NCAA and its 89 championships and NCAA Football. In May 2025, the Company launched the first activation under its strategic partnership with Learfield. This activation was for students and alumni at the University of Florida, one of Learfield’s media rights properties. In July 2025, the Company executed the second activation under its strategic partnership with Learfield, expanding on the success of the initial May 2025 event. This activation was conducted virtually and designed to engage students and alumni through a digital tournament centered around EA College Football 26, following the game’s national release. The event incorporated university-branded content and featured participation from student-athletes, further aligning with the Company’s Name, Image, and Likeness (“NIL”) engagement strategy. The Company believes these activations demonstrated its ability to scale digital experiences across collegiate communities and reinforced its commercial model for integrating sponsorship, branded content and messaging, and fan engagement at the intersection of gaming and college sports. The Company believes this partnership positions it to leverage Learfield’s college network and gain access to media rights and assets across nearly 200 universities, enabling physical and digital activations to generate sponsorship revenue and brand engagement opportunities, while giving the Company access to extensive datasets from diverse college campuses as the Company evolves into a scalable data insights revenue model, where the Company aims to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. The Company further believes this partnership will contribute directly to its model through shared sponsorship earnings, while validating its marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

Management believes this strategic partnership is a strong indicator of growth in the coming years for tournament revenue. Until revenue from such tournaments provides sufficient and steady cash flow, management intends to raise funds through equity and debt offerings, and believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds as described.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses will not arise, management believes that the revenue to be generated from operations, together with equity and debt financing, will provide the necessary funding for the Company to continue as a going concern. However, the Company has earned no revenue through the nine months ended September 30, 2025, minimal revenue since inception, and management cannot guarantee that any potential debt or equity financing will be available or, if available, will be available on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying condensed consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

On July 24, 2025, the Company entered into an agreement to sell an aggregate of 15,000 shares of its Series B Convertible Preferred Stock in a private placement offering for total gross proceeds of $15,000,000 (the “PIPE Offering”). Please refer to Note 5.

Additionally, on September 2, 2025, the Company invested $4,000,000 in Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) of CleanCore Solutions, Inc., with a purchase price of $1 per warrant share. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company. Please refer to Notes 9 and 10.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the results of its operations for the nine months then ended. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report within its Form 10-K filing. Interim disclosures generally do not repeat those in the annual statements. The Company and its subsidiaries operate as a single operating segment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025, the Company had $9,575,000 of cash in a sweep account, which is classified as cash. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

Allowance for Credit Losses

Trade accounts receivable are stated net of an allowance for credit losses. The Company estimates the credit losses using historical information, current economic conditions and reasonable and supportable forecast information for a reasonable period of time. The Company starts by determining expected credit losses by using historical loss information based on the aging of receivables. An analysis of the current economic conditions along with forecast information is then used to determine any adjustment to the historical loss rates to determine the appropriate rates for future losses and the Company’s current expected credit losses for trade receivables. As of September 30, 2025 and December 31, 2024, there were no accounts receivable balances. As such, an allowance was not necessary.

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

Further, during the nine months ended September 30, 2025, additional offering costs of $1,252,780 were incurred simultaneously with the closing of the IPO. Of this amount, $190,980 is recorded as offering costs and the remaining $1,061,800 is displayed as a net amount against the IPO and over-allotment option proceeds on the condensed consolidated statements of changes in stockholders’ equity (deficit). No costs were incurred from the closing of the IPO during the three months ended September 30, 2025.

Lastly, the Company incurred an additional $3,549,294 in offering costs in connection with the PIPE Offering during the nine and three months ended September 30, 2025. Please refer to Note 5 for details.

Subscription Receivable

The Company records share issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on its balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-10-45-2, “Equity” — Other Presentation Matters, the subscription receivable is reclassified as a contra account to stockholders’ equity (deficit) on the condensed consolidated balance sheet.

During the nine and three months ended September 30, 2025, the Company received $713 in cash from outstanding subscriptions receivable and wrote off the remaining balance of $2,987.

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit beginning in October 2021 for qualified wages through December 2021 and filed a cash refund claim during the year ended December 31, 2023.

The Company has a tax credit receivable of $17,408 and $34,667 included as an other receivable in the current assets section of the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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

During the nine months ended September 30, 2025 and 2024, the Company recognized other income due to discounts granted by vendors in the amount of $73,450 and $0, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized other income due to discounts granted by vendors in the amount of $30,800 and $0, respectively.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2025, the Company was exposed to significant risks in one of its bank accounts, which had balances that exceeded the insurance coverage amount by a total of $9,345,577. The Company has not experienced any losses in such accounts.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $475,972 and $160,478 for the nine months ended September 30, 2025 and 2024, respectively. The Company incurred $182,216 and $160,270 in advertising and marketing expenses for the three months ended September 30, 2025 and 2024, respectively.

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

Equity Awards with a Guaranteed Minimum-Value Cash Settlement - Technology Purchase Agreements

The Company evaluates its stock-based compensation arrangements within the scope of ASC 718, “Compensation - Stock Compensation”. The Company has issued an equity award with a guaranteed minimum-value cash settlement in accordance with the terms that were agreed upon by the Company in the Master Services Agreement (“MSA”) with Artemis Ave LLC (“Artemis”) and the Software as a Service Agreement (the “SaaS” Agreement) with EVEMeta, LLC (“EVEMeta”). Subsection ASC 718-10-20 defines these equity awards as combination awards. Under this classification, the share grant is accounted for as an equity-classified award measured at grant-date fair value, and the cash-settled written put option is liability classified and marked to fair value at each reporting period. Compensation costs for the share grant are measured and fixed on the date of grant and recognized over the vesting period, which is consistent with the delivery of goods and services. Compensation costs associated with the cash-settled written put option should be recognized over the vesting period based on the remeasured fair value at each reporting period, which is consistent with the delivery of goods and services from the vendor, until settlement. To value the cash-settled written put option, the Company remeasures the fair market value of the written put option via an appropriate option pricing model in accordance with ASC 718, and records the appropriate liability as of each reporting period with a corresponding adjustment to software expense. The Company determines the fair value of the liability using a Monte Carlo simulation model at each reporting period. On May 12, 2025, the Company amended the Artemis MSA and EVEMeta SaaS agreements and removed the guaranteed minimum-value cash settlement in exchange for cash payments totaling $250,000 in contemplation of Artemis delivering to the Company the Services and Deliverable to be provided pursuant to the MSA and EVEMeta delivering to the Company the Compression Services to be provided pursuant to the SaaS. This amendment effectively settled the stock-based compensation liability. A valuation was completed as of May 12, 2025, and the fair value measurement of the cash-settled written put option for services provided thus far resulted in an additional stock-based compensation liability of $72,277, for a total balance of $116,669. The settlement of the stock-based compensation liability in exchange for a cash payment of $250,000 resulted in the derecognition of the total liability balance of $116,669 and an other expense of $133,331 for the difference. As of May 12, 2025, a stock-based compensation liability no longer exists.

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

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. The stock-based payments provided in advance for implementation costs are recorded as capitalized implementation costs as the services are rendered. Capitalized implementation costs related to the CCA are included on the condensed consolidated balance sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization will begin only when the software is placed into use and the amortization expense will be recorded as an operating expense. As of December 31, 2024, $63 was recognized as a non-current prepaid expense asset related to the development services to be provided by Artemis. As of September 30, 2025 and December 31, 2024, $389,171 and $0 was recognized, respectively, as capitalized implementation costs related to the Company’s cloud computing arrangements and no amortization expense has been recognized for the three or nine months ended September 30, 2025 or 2024 as the software is in the process of being developed by Artemis. The amount of $389,171 is a recognition of $312,500 for services provided, which included the reclassification of the $63 recorded as a non-current prepaid expense asset as of December 31, 2024, and a portion of the change in fair value of the stock-based compensation liability which equaled $76,671 during the nine months ended September 30, 2025. During the three months ended September 30, 2025 and 2024, the stock-based compensation liability did not exist and no change was recognized.

The costs associated with the support and maintenance services and the use of the EVEMeta compression software are recorded as software expenses over the service period defined in the respective agreements. As of December 31, 2024, $62 was recognized as a non-current prepaid expense asset related to the services by Artemis and EVEMeta for support and maintenance. During the nine months ended September 30, 2025, the Company recorded software expenses of $159,091 in connection with the EVEMeta compression software, which included the expensing of the $62 recorded as a non-current prepaid expense asset as of December 31, 2024. During the three months ended September 30, 2025, the Company did not record any additional software expenses in connection with the services rendered with the support and maintenance services and the use of the EVEMeta compression software. The Company sent notices of material breach to both Artemis and EVEMeta regarding the MSA and SaaS Agreements during the three months ended September 30, 2025, and all services from Artemis and EVEMeta have remained halted. As such, no additional software expenses or capitalized assets were recognized in relation to the MSA and SaaS Agreements during the three months ended September 30, 2025.

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

Shares Payable

The Company has incurred obligations that are payable in shares of the Company’s equity. If shares are not issued to satisfy those obligations, a short-term liability is recognized as a share payable. The Company has a share payable balance of $221,434 and $32,500 as of September 30, 2025 and December 31, 2024, respectively. Please refer to Notes 5, 6 and 10 for more detail.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when or as performance obligations are satisfied

The Company generates revenues mainly from advertising, sponsorship and league tournaments. An insignificant amount of revenue is generated through the operation of its live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees or subscriptions to compete in league competitions. Streaming revenue amounts are recognized as live-streaming services on the condensed consolidated statements of operations and comprehensive income (loss).

Foreign Currency Translation

For the Company’s non-U.S. operations where the functional currency is the local currency, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. The Company translates income statement amounts at average rates for the period. Transaction gains and losses are recorded in other (income) expense, net in the condensed consolidated statement of operations and comprehensive  income (loss).

The Company recognized a gain on foreign currency from the settlement of a note payable for $424 and the fluctuation of receivables and payables due in foreign currency totaling $13, for a total foreign currency gain of $437. Please refer to Note 6.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in its condensed consolidated financial statements. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S. GAAP, is excluded from net income (loss).

Net Income (Loss) per Common Share

The computation of earnings per share (“EPS”) includes basic and diluted EPS in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the if-converted and treasury stock methods, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants have been exercised, and the proceeds have been used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All outstanding convertible promissory notes and convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for all periods except the three months ended September 30, 2025, since the Company recognized income in that period.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table summarizes the securities that are excluded from the diluted per share calculation because the effect of including these potential shares is anti-dilutive. This exclusion applies to all periods except the three months ended September 30, 2025, since the Company recorded income during the three months ended September 30, 2025 and therefore the effect of these shares was no longer anti-dilutive.

	As of September 30,
	2025	2024
Convertible Debt	—	1,813,923
Unvested Restricted Stock	17,446	87,514
Shares Payable	300,355	—
Convertible Preferred Stock	15,923,567	82,096
Warrants	7,581,490	—
Stock Options	885,588	—
Total	24,708,446	1,983,533

As of September 30, 2025, no dividends have been declared since inception and all classes of BHHI’s stock do not have cumulative dividend features. As such, the Company did not include any adjustment to the net income (loss) for dividends.

The table below represents the calculation for both basic and diluted net income (loss) per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$(232,254)	$(3,001,182)	$2,540,636	$(1,010,058)
Weighted-average Shares Outstanding – Basic	9,786,460	5,664,529	10,829,664	5,688,797
Income (Loss) per share – Basic	$(0.02)	$(0.53)	$0.23	$(0.18)
Net Income (Loss)	$(232,254)	$(3,001,182)	$2,540,636	$(1,010,058)
Increase to Net Income attributable to dilutive instruments	-	-	-	-
Net Income available to Common Shareholders – Diluted	$(232,254)	$(3,001,185)	$2,540,636	$(1,010,058)
Weighted-average Shares Outstanding – Basic	9,786,460	5,664,529	10,829,664	5,688,797
Effect of Unvested Restricted Stock	-	-	17,446	-
Effect of Shares Payable	-	-	241,659	-
Effect of Convertible Preferred Stock	-	-	10,731,100	-
Effect of Warrants	-	-	3,657,119	-
Effect of Stock Options	-	-	610,858	-
Weighted-average Shares Outstanding – Diluted*	9,786,460	5,664,529	26,087,846	5,688,797
Income (Loss) per share – Diluted	$(0.02)	$(0.53)	$0.10	$(0.18)

*	Only noted for the periods in which the result is not anti-dilutive.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company, with stockholder’s consent, elected to be taxed as an “S Corporation” during the years prior to 2021 under the provisions of the Internal Revenue Code under Section 1362(a) and comparable state income tax law. As an S Corporation, the Company is generally not subject to corporate income taxes and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. As a result of the UK Reorganization, the Company was no longer eligible to elect an S Corporation status for tax purposes and was subject to tax filings as a C-Corporation for the years ending 2021 through 2024. The Company filed all necessary Federal and State tax returns as a C-Corporation for the years ending 2021 through 2024, and has accrued $95,000 as of September 30, 2025 and December 31, 2024 for any potential non-compliance penalties that may be incurred as a selling, general and administrative expense. This amount was reclassified from a provision for income taxes during the second quarter of 2024 to a selling, general and administrative expense during the third quarter of 2024.

The Company identified its federal, New York state, and the United Kingdom tax returns as its “major” tax jurisdictions. The period for income tax returns that are subject to examination for the United Kingdom jurisdiction are 2021 through 2024. The periods 2022 through 2024 for income tax returns are subject to examination for the federal and New York state jurisdictions. The Company believes its income tax filing positions and deductions will be sustained on audit, and management does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

As of September 30, 2025, the Company had approximately $14,854,359 in gross federal net operating loss carry-forwards. The Company also had approximately $16,514,918 in gross state net operating loss carry-forwards. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future federal carry-forwards do not expire. Beginning in 2018, under the TCJ Act, federal loss carryforwards have an unlimited carryforward period, however such losses can only offset 80% of taxable income in any one year. The Company has not performed a formal analysis, but believes its ability to use such net operating losses and tax credit carry-forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets. For net loss carryforwards in the State of New York, the Company is able to carry it back three tax years preceding the tax year of the loss (the loss year). However, a loss cannot be carried back to a tax year beginning before January 1, 2015. The loss is first carried to the earliest of the three tax years. If it is not entirely used in that year, the remainder is carried to the second tax year preceding the loss year, and any remaining amount is carried to the tax year immediately preceding the loss year. Any unused amount of loss then remaining may be carried forward for as many as 20 tax years following the loss year. Losses carried forward are carried forward first to the tax year immediately following the loss year, then to the second tax year following the loss year, and then to the next immediately subsequent tax year or years until the loss is used up or the 20th tax year following the loss year, whichever comes first.

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not. The valuation allowance decreased $1,044,912 during the quarter ended September 30, 2025.

The Company’s effective tax rate is 0% for the three and nine months ended September 30, 2025 and 2024.

Stock-Based Compensation

The Company evaluates its stock-based compensation arrangements within the scope of ASC 718, “Compensation - Stock Compensation”. The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. For stock options with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met. The Company measures the fair value of stock options and warrants granted to employees, directors, and non-employees using option pricing models, including the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and Binomial Lattice models. The determination of the fair value of these instruments requires management to make certain estimates and assumptions that have a material impact on the amount of stock-based compensation expense recognized.

Key assumptions used in these models include expected volatility, expected term, risk-free interest rate, and expected dividend yield. Because the Company has a limited operating history and insufficient historical trading data to estimate expected volatility, the Company bases its volatility assumption on the historical volatilities of a group of comparable publicly traded companies within its industry. The risk-free interest rate is based on the yield of U.S. Treasury securities with maturities consistent with the expected term of the related option or warrant. The expected dividend yield is assumed to be zero, as the Company has not historically declared or paid dividends and does not anticipate doing so in the foreseeable future.

The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at the money and are considered plain vanilla options, consistent with SEC Staff Accounting Bulletin Topic 14. For stock options with exercise prices that are out of the money, the Company uses a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company issued stock options exercisable into 1,950,000 shares of its Common Stock during the nine months ended September 30, 2025. The Company has issued warrants convertible into 44,250 shares of its Common Stock to the underwriter in connection with its IPO, and warrants convertible into an additional 17,517,203 shares of its Common Stock in connection with the PIPE Offering as of September 30, 2025. Please refer to Notes 1 and 5 for more information. Stock-based payment awards, such as stock options or restricted stock awards, are valued based on the fair value on the date of grant and amortized ratably over the estimated life of the award. Stock-based payment awards may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, the Company records compensation expenses related to grants of stock-based payment awards on management’s estimates of the probable dates of the vesting events. The Company recognizes forfeitures of stock-based payment awards as they occur.

Investment in Equity Securities

Investments in equity securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges, with changes in fair value recorded in other (income) expense in the condensed consolidated statements of operations and comprehensive income (loss). All changes in an equity security’s fair value are reported in earnings as they occur. As such, the sale of an equity security does not necessarily give rise to a significant gain or loss. Unrealized gains (losses) due to fluctuations in fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss).

Recently Issued but not yet Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures. These amendments are effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 31, 2025. These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements. Management is currently evaluating the impact of adopting this standard, and does not expect it to have a material impact on the financial statements.

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

As of September 30, 2025, and December 31, 2024, the Company had payables to the Company’s co-founder and Chief Executive Officer and the Company’s co-founder and Chief Operating Officer for reimbursable expenses totaling $0 and $24,303, respectively.

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

Marketing Agreement

In March of 2024, the Company entered into a marketing agreement with Outside the Box Capital, Inc. (“OTB Capital”) for marketing services to be provided for the six-month period from May 1, 2024 to October 31, 2024. Compensation for these services will be $100,000 in cash and due upon the earlier of the successful completion of the Company’s IPO or within six months from the effective date of the agreement. Additionally, the Company will issue shares of BHHI Common Stock, priced at the IPO, totaling $200,000 which equals 50,000 shares. These shares became due 10 days after the successful completion of the Company’s IPO on March 6, 2025, deemed the listing date (“Listing Date”), and were issued in April of 2025. This balance of $200,000, which is an increase to stockholders’ equity for the issuance of common stock for services for the nine months ended September 30, 2025, was separated into 6 months of service and the portion of the remaining period of approximately two months representing the days between July 1st through September 6th, $66,666, was added to the prepaid expense balance during the three months ended September 30, 2025. Lastly, if within the term of the Company’s agreement with OTB Capital, the Company’s shares achieve a 7-day moving average (calculated using daily VWAP) share price of $9 or more, the Company will issue an additional 50,000 shares to OTB Capital. This share price threshold was not achieved during the nine or three months ended September 30, 2025. Services under this contract were not provided during the expected service period of May through October of 2024. A modification of the agreement was negotiated and finalized in November of 2024. Services were amended to begin on December 15, 2024 through June 15, 2025. Services had not yet commenced as of December 31, 2024 and through March 5, 2025. As a result, another modification of the agreement was executed on March 28, 2025. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. It also revised the terms of compensation and, as a result, the base compensation of $100,000 will be payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s Listing Date as a publicly traded company and the second and final payment for the remaining amount will be due three months from the Listing Date. The first payment of $50,000 was made in April of 2025 and the final payment was made on June 5, 2025. No accrual for a liability was required or recorded as of December 31, 2024. The balance of $50,000 of the final payment was separated into 3 months of service starting with June 2025. A total of $100,000 and $33,333 was recorded as an advertising and marketing expense during the nine and three months ended September 30, 2025, respectively.

Broncos Sponsorship Agreement

During 2023, the Company entered into a sponsorship agreement with Stadium Management Company and the Denver Broncos. This resulted in marketing expenses totaling $305,000 accrued during the year ended December 31, 2023. In September of 2024, the parties terminated the sponsorship agreement and this resulted in a reduction of the payable amount from $305,000 to $61,000. The reduction of $244,000 was recorded as other income during the three and nine months ended September 30, 2024. The balance of $61,000 remains outstanding as of September 30, 2025 and December 31, 2024, and is recorded as accounts payable on the balance sheets.

Cloud Computing Arrangements - Technology Purchase Agreements

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

The Stock Consideration is classified as a combination of equity awards (referred to herein as Issuance of Common Stock for Services) or liability awards (referred to herein as Stock-Based Compensation Liability) in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is either recognized as an expense to software expense, an operating expense, on a straight-line basis over the service period, or is capitalized as an implementation cost and amortized to software expense over the useful life of the cloud computing arrangement once the software is placed in use. Whether the amount is expensed or capitalized is based on the respective statement of work in each agreement, the value attributed to each and the realization of those services. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are either recorded to software expense, an operating expense, on a straight-line basis over the service period, or capitalized as an implementation cost and amortized to software expense over the useful life of the cloud computing arrangement once the software is placed in use. Changes in the fair value of liability-classified awards do not result in an impact to the Company’s stockholders’ equity (deficit) balance.

As of December 31, 2024, the Company only recognized the par value of the shares that were issued and has recorded $125 as a non-current prepaid expense in other assets. The services in accordance with the agreements commenced on the Company’s IPO date, March 7, 2025, and as of September 30, 2025, services have been performed under the agreements and compensation costs for the services rendered has been recognized as a software expense or capitalized to capitalized implementation costs, based on the respective agreements.

The Company recognized the following amounts in total non-employee stock-based compensation costs in relation to the Stock Consideration issued for the technology purchase agreements for the nine and three months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Stock Consideration - Total Expensed	$199,089	$-	$-	$-
Stock Consideration - Total Capitalized	$389,171	$-	$-	$-

Equity-Classified Awards

The Company recognized the following amounts in non-employee equity-classified stock-based compensation costs for the nine and three months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Equity-Classified Awards - Expensed	$159,091	$-	$-	$-
Equity-Classified Awards - Capitalized	$312,500	$-	$-	$-

As of September 30, 2025, there was $4.5 million of total unrecognized compensation cost related to the Company’s equity-classified awards. This cost is expected to be recognized over a weighted-average period of 6.25 years, contingent upon the Company’s ongoing discussions with Artemis and EVEMeta to resolve the issues that caused the Company to send the notices of breach referenced above in Note 2 of this filing. During the nine and three months ended September 30, 2025, the Company recorded software expenses of $159,091 and $0, respectively, in connection with the services rendered with the support and maintenance services with Artemis and the use of the EVEMeta compression software, which included the expensing of the $62 previously recorded as a debit to non-current prepaid expense asset and a credit to Common Stock   as of December 31, 2024, for a total increase to stockholders’ equity of $159,029 and $0 during the nine and three months ended September 30, 2025, respectively. Further, during the nine and three months ended September 30, 2025, the Company recorded an increase to capitalized implementation costs of $312,500 and $0, respectively, in connection with the development services rendered, which included the expensing of the $63 previously recorded as a debit to non-current prepaid expense asset and a credit to Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $312,437 during the nine months ended September 30, 2025. As a result, the total increase to stockholders’ equity for the issuance of common stock for services was $471,466 for the nine months ended September 30, 2025, which is the sum of the aforementioned $312,437 and $159,029 amounts. For the three months ended September 30, 2025, there was no increase to stockholders’ equity for the issuance of common stock for services in connection with the technology purchase agreements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

Liability-Classified Awards

The Company recognized the following amounts in non-employee liability-classified stock-based compensation costs for the nine and three months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Liability-Classified Awards - Expensed	$39,998	$-	$-	$-
Liability-Classified Awards - Capitalized	$76,671	$-	$-	$-

On May 12, 2025, the Company executed an amendment to the MSA with Artemis. The amendment eliminated the minimum share price guarantee, therefore no longer requiring the Company to guarantee a minimum return of $4 on the sale of each share received in compensation for the MSA. The amendment triggered a cash payment of $225,000 by the Company to Artemis. Further, the Company agreed to remove the lock-up provision and gradual release obligations relating only to the stock consideration included in Exhibit A of the amended agreement, which releases 234,375 shares of Common Stock as of the amendment date. The cash payment, elimination of the $4 guarantee, and removal of the lock-up provision and gradual release obligations were made in contemplation of Artemis delivering to the Company the Services and Deliverable to be provided pursuant to the MSA.

On the same day, the Company executed an amendment to the SaaS Agreement with EVEMeta. The amendment eliminated the minimum share price guarantee, therefore no longer requiring the Company to guarantee a minimum return of $4 on the sale of each share received in compensation for the SaaS Agreement. The amendment triggered a cash payment of $25,000 by the Company to EVEMeta. No shares were released from lock-up provisions for EVEMeta. The cash payment and elimination of the $4 guarantee were made in contemplation of EVEMeta delivering to the Company the Compression Services to be provided pursuant to the SaaS.

On May 12, 2025, the Company completed a fair value measurement valuation for the cash settlement provision, the liability classified award, using a Monte Carlo simulation model and determined a total fair value of $2,942,136. The Company recognized a stock-based compensation liability from the total fair value only to the extent in which services were provided to the Company through the amendment date, which resulted in partial recognition and was an estimate by the Company as of the amendment date. This resulted in the recognition of an increase to the stock-based compensation liability of $44,392 as of March 31, 2025 for $72,277 from April 1, 2025 through the amendment date, of which $41,331 was capitalized to capitalized implementation costs and $30,946 was expensed as a software expense. During the three months ended September 30, 2025, these amounts did not have an impact on the balance of the Company’s stockholders’ equity.

As of May 12, 2025, the Company recognized a stock-based compensation liability of $116,669, of which $76,671 was capitalized to capitalized implementation costs and $39,998 was expensed as a software expense. The stock-based compensation liability was extinguished as a result of the amendment on May 12, 2025.

NOTE 5 — STOCKHOLDERS’ EQUITY

Capital Structure

On December 3, 2021, BHHI was incorporated and the Company authorized 50,000,000 shares of Common Stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. On February 22, 2022, the certificate of incorporation was amended and the Company authorized 250,000,000 shares of Common Stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Further, the Company designated 200,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.0001 per share. Shares of Convertible Series A Preferred Stock and Common Stock (the “Junior Securities”) are entitled to one vote for each share. In order of liquidation rights, distributions will be made to the Series A Preferred holders then to the holders of the other remaining Junior Securities, which are currently Common Stock. The Series A Preferred Stock has a liquidation preference of $0.50 per share in the event of a liquidation and distribution. Further, each share of Convertible Series A Preferred Stock shall automatically convert into one share of Common Stock upon consummation of an underwritten public offering of Common Stock. The Company completed an initial public offering during March of 2025. Please refer to Note 1 and the following section for the details of the IPO. There were no shares of Series A Preferred Stock issued and outstanding during any period since inception, and 0 shares and 82,096 shares of Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Further, a total of 10,972,588 and 7,033,330 shares of Common Stock were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

In July of 2025, the Company filed a certificate of designation and a subsequent amendment to the certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 24,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share is convertible at the option of the holder into shares of Common Stock at a conversion price of $0.942. The Series B Preferred Stock is not redeemable into cash or other assets and is classified as permanent equity. On July 30, 2025, an amendment was filed to establish that each share of Series B Preferred Stock is non-voting. All 15,000 shares were issued and outstanding as of September 30, 2025. Please refer to the Private Investment into Public Entity (PIPE) section below.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Initial Public Offering

On February 14, 2025, the Company received its notice of effectiveness from the SEC and became a public company. On March 5, 2025, the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s Common Stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million. Underwriting discounts and other related expenses totaled $1.1 million and were recorded as offering costs during the nine months ended September 30, 2025, for total net proceeds of $4.8 million. Payment of those offering costs was made directly from the proceeds of the offering. No such amounts were recorded during the three months ended September 30, 2025.

On March 6, 2025, the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the SEC and completed its IPO.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s common stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise of $885,000. Underwriting discounts and other related expenses totaled $95,800, and are recorded as offering costs during the nine months ended September 30, 2025 for total net proceeds of $789,200. Payment of those offering costs was made directly from the proceeds of the offering. No such amounts were recorded during the three months ended September 30, 2025. Please refer to Note 1 for further detail.

Offering costs represent legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These direct offering costs were reclassified to additional paid-in capital from deferred offering costs. The Company recorded $0 and $1,219,176 of deferred offering costs in the accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred a total of $131,922 and $295,019, respectively, in additional deferred offering costs in connection with the offering of equity securities in the IPO. During the three months ended September 30, 2025 and 2024, the Company incurred a total of $0 and $24,906, respectively, in additional deferred offering costs in connection with the offering of equity securities. As of September 30, 2025, a total of $1,351,098 was reclassified from deferred offering costs to offering costs. Of this amount, $1,236,098 is recorded as offering costs and the remaining $115,000 was paid directly from the IPO proceeds and included in the offering costs which are netted against the IPO proceeds on the condensed consolidated statements of changes in stockholders’ equity (deficit).

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

As of September 30, 2025, the Company has issued stock options to Executives, an employee, Directors and a contractor of the Company with options reserved in the Stock Incentive Plan to purchase a total of 1,950,000 shares of Common Stock. Please refer to the Stock Options section below.

Underwriter Warrants

Pursuant to the underwriting agreement, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s common stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025, and expiring on September 9, 2029, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the offering price. No warrants have been exercised as of September 30, 2025.

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

The fair value of the underwriter warrants was estimated using the Black-Scholes option pricing model, a Level 3 measurement, with the following assumptions:

●	Stock Price:	$4.30

●	Risk-free interest rate:	4.00%

●	Expected term:	4.5 years

●	Expected volatility:	87.00%

●	Dividend yield:	0%

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Stock Options

During the nine months ended September 30, 2025, the Company issued stock options (“Options”) to Executives, an employee, Directors and a contractor of the Company to purchase a total of 1,950,000 shares of Common Stock. Vesting terms extend from three to four years, with some of the Options vesting immediately. As of September 30, 2025, 968,504 Options had vested. The Options carry strike prices ranging from $0.576 to $1.00. Stock options issued to purchase 1,052,888 shares of Common Stock were issued with a strike price that was at the money (“at-the-money options”) and the remaining stock options to purchase 897,112 shares of Common Stock were issued with a strike price that was out of the money (“out-of-the-money options”). The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at-the-money, consistent with SEC Staff Accounting Bulletin Topic 14, and uses the Black-Scholes option pricing model to determine the fair value of these stock options. For stock options with exercise prices at issuance that are out-of-the-money, the Company uses a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award.

The Options are classified as equity instruments and accounted for in accordance with ASC 718, “Compensation - Stock Compensation”.

The fair value of the at-the-money options was estimated using the Black-Scholes option pricing model, a Level 3 measurement, with the following assumptions:

●	Stock Price:	$0.57 - $0.84

●	Risk-free interest rate:	3.84% - 4%

●	Expected term:	5.13 - 5.75 years

●	Expected volatility:	83.6% - 84.5%

●	Dividend yield:	0%

The fair value of the out-of-the-money options was estimated using the Binomial Lattice option pricing model, a Level 3 measurement, with the following assumptions:

●	Stock Price:	$0.73

●	Risk-free interest rate:	4.39%

●	Expected term:	10 years

●	Expected volatility:	82.4%

●	Dividend yield:	0%

●	Exercise Multiple to Strike Price:	2.2x

●	Derived Service Period:	7.35 years

The estimated fair values of the Options on the grant dates were within a range of $0.38 and $0.60 per share for a total value of $830,477. The Company recognized stock-based compensation of $426,173 and $161,845 for the vested Options for employees, which was classified as stock-based compensation for the nine and three months ended September 30, 2025, respectively. The Company recognized stock-based compensation of $146,467 and $140,224 for the vested Options for non-employees in connection with legal and professional expenses for the nine and three months ended September 30, 2025, respectively.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

The following is an analysis of BHHI stock options issued as compensation:

	Nonvested Shares	Weighted Average Exercise Price
Nonvested shares, December 31, 2024	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested shares, March 31, 2025	—	$—
Granted	1,052,888	$0.65
Vested	(436,833)	$0.62
Forfeited	—	$—
Nonvested shares, June 30, 2025	616,055	$0.68
Granted	897,112	$1.00
Vested	(975,954)	$0.98
Forfeited	—	$—
Nonvested shares, September 30, 2025	537,213	$0.68

Stock Issuances

In March of 2024, the Company sold 29,094 shares of BHHI Common Stock for total proceeds of $100,000. These were issued during May of 2024 and, therefore, issued and outstanding as of September 30, 2024.

During the nine months ended September 30, 2024, the Company incurred an additional $5,000 in costs connected with the offering of equity securities. During the three months ended September 30, 2024, no additional offering costs were incurred. The balance of offering costs was $312,296 at September 30, 2024. These amounts were netted against the additional paid in capital balances in each year presented on the consolidated balance sheets.

During the nine months ended September 30, 2024, the Company issued shares payable to vendors and contractors and shares in connection with the issuance of convertible debt securities, which were designated as equity kicker shares, and made up the balance of shares payable in prior periods. A total of 135,911 shares of common stock were issued and outstanding with a total value of $351,405. During the three months ended September 30, 2024, no additional shares payable to vendors and contractors and shares in connection with the issuance of convertible debt securities, which were designated as equity kicker shares, were issued. Further, the Company received and retired 208,010 shares of common stock from previous shareholders with a total value of $576.

On November 13, 2024, the Company entered into a MSA with Artemis to develop software for the Company and provide certain services. Please refer to Note 4. As of September 30, 2025, 312,500 of the shares have been released from the lock-up provisions. The Company has recognized the par value of the shares, equaling $125, as an increase to Common Stock and other assets as of December 31, 2024. On March 7, 2025, the services per the SaaS Agreement and MSA began and the Company began recognizing compensation expenses as services were provided.

During the nine and three months ended September 30, 2025, $312,500 and $0, respectively, was recognized as capitalized implementation costs, in connection with the software development services in the MSA with Artemis, as the value for the services that were completed as of period end. Amortization of the capitalized implementation costs to software expense has not commenced as of September 30, 2025. A total of $159,091 and $0 was also recognized as software expense, in connection with the services and maintenance services in the MSA with Artemis and the SaaS with EVEMeta, as the value for the services that were completed during the nine and three months ended September 30, 2025, respectively. Please refer to Note 2 and Note 4 for further detail on these technology purchase agreements.

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

During the year ended December 31, 2020, BHI also entered into various RSPAs with an employee and two advisers, pursuant to which BHI sold 225,000 shares of restricted common stock in BHI at par value of $0.0001 per share for cash proceeds of $22. The restricted stock vests at varying rates. As of September 30, 2025, the Company wrote off the $22 recorded as contra equity on the December 31, 2024 condensed consolidated balance sheets as this amount was deemed uncollectable. As of September 30, 2025 and 2024, 61,880 and 61,594 shares of common stock were considered vested, respectively, and the Company recognized stock-based compensation expense of $0 and $9,505 for the restricted shares that vested during the nine months ended September 30, 2025 and 2024, respectively. The Company recognized stock-based compensation expense of $0 and $2,474 for the restricted shares that vested during the three months ended September 30, 2025 and 2024, respectively. All shares were fully vested as of December 31, 2024, and no unamortized stock compensation remained.

On February 10, 2022, the Company issued a restricted stock award to its outside legal counsel for 279,129 shares of common stock. The restricted stock vests 25% immediately and 25% over the next three years at each anniversary. As of September 30, 2025 and 2024, 261,684 and 191,901 shares of common stock were considered vested, and the Company recognized stock-based compensation expense of $127,500 for the restricted shares that vested during each nine-month period ended September 30, 2025 and 2024, respectively. The Company recognized stock-based compensation expense of $42,500 for the restricted shares that vested during each three-month period ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unamortized stock compensation of $42,500 remained.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization and presented entirely as BHHI Common Stock:

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2024	69,782	$2.44
Granted	—	$—
Vested	(17,446)	$2.44
Forfeited	—	$—
Nonvested shares, March 31, 2025	52,336	$2.44
Granted	—	$—
Vested	(17,446)	$2.44
Forfeited	—	$—
Nonvested shares, June 30, 2025	34,890	$2.44
Granted	450,000	$1.06
Vested	(467,446)	$1.04
Forfeited	—	$—
Nonvested shares, September 30, 2025	17,444	$2.44

Private Investment into Public Entity (PIPE)

On July 24, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with twelve accredited investors (the “Investors”) for a private investment in public equity (the “PIPE Offering”) of 15,000 shares of its Series B Preferred Stock, par value $0.0001 per share convertible into 15,923,567 shares of Common Stock, par value $0.0001 per share, at a conversion price of $0.942 per share of Series B Preferred Stock, and an aggregate of 15,923,567 warrants (the “PIPE Warrants”) to acquire up to 15,923,567 shares of Common Stock. The purchase price of the securities was $1,000 per share of Series B Preferred Stock and accompanying 1,061.5711 PIPE Warrants to acquire up to 1,061.5711 shares of Common Stock, subject to beneficial ownership limitations. The PIPE Warrants issued in the PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.817 per share and will expire five years from the date of issuance. No PIPE Warrants were exercised as of September 30, 2025.

The PIPE Offering closed on July 30, 2025, with aggregate gross proceeds totaling $15 million, before placement agent fees and other expenses which were directly deducted from the proceeds totaling $1,321,205. In addition to the fees directly deducted from the proceeds, the Company incurred an additional fee of $635,000, discussed further below, and other fees totaling $8,500 for total offering costs of $1,964,705. The Company intends to use the proceeds from the PIPE Offering for general corporate and working capital purposes.

The exercise price and number of shares of Common Stock issuable upon exercise of the PIPE Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock and the exercise price. Subject to limited exceptions, the Investors may not exercise any portion of the PIPE Warrants to the extent that the Investors would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the outstanding Common Stock after exercise. In the event of certain fundamental transactions, the holder of the PIPE Warrants will have the right to receive the Black Scholes Value (as defined in the PIPE Warrants) of its PIPE Warrants calculated pursuant to a formula set forth in the PIPE Warrants, payable in cash. There is no trading market available for the PIPE Warrants on any securities exchange or nationally recognized trading system. The Company does not intend to list the PIPE Warrants on any securities exchange or nationally recognized trading system.

Revere Securities, LLC acted as placement agent (the “Placement Agent”) in connection with the PIPE Offering, pursuant to that certain Placement Agent Agreement, dated as of July 24, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent a total of $1,171,205 in fees, which were recognized as offering costs and included in the above $1,964,705 amount. Additionally, a total of 1,057,543 warrants were issued to the Placement Agent (the “Placement Agent Warrants”) to acquire up to 1,057,543 shares of Common Stock at an exercise price of $0.942 per share and will expire five years from the date of issuance. These warrants were valued using a Black-Scholes model calculation and were determined to have a fair value of $791,194, all of which were recognized as offering costs. No Placement Agent Warrants were exercised as of September 30, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

In connection with the PIPE Offering and as a pre-condition to effecting the PIPE Offering through Revere Securities, LLC, the Company entered into an agreement to terminate its exclusive engagement with H.C. Wainwright & Co., LLC for professional services allowing the Company to proceed with the PIPE Offering. As consideration for the termination, the Company issued 536,093 warrants (the “H.C. Wainwright Warrants”) to acquire up to 536,093 shares of Common Stock at an exercise price of $1.884 per share, which will expire five years from the date of issuance. These warrants were valued using a Black-Scholes model calculation and were determined to have a fair value of $315,195, which was recognized as offering costs. Additionally, a cash payment of $635,000 was made, which was recognized as offering costs and included in the above $1,964,705 amount. No H.C. Wainwright Warrants were exercised as of September 30, 2025.

The fair value of the PIPE Warrants, Placement Agent Warrants and H.C. Wainwright Warrants was estimated using the Black-Scholes option pricing model, a Level 3 measurement, with the following assumptions:

●	Stock Price:	$1.130

●	Risk-free interest rate:	3.92%

●	Expected term:	5 years

●	Expected volatility:	73.2%

●	Dividend yield:	0%

The estimated fair values of the warrants on the grant dates were within a range of $0.59 and $ 0.78 per share for a total value of $13,498,967. The Company recognized the fair value of the Placement Agent Warrants and the H.C. Wainwright Warrants as offering costs in connection with the PIPE Offering, totaling $1,106,389 for the nine and three months ended September 30, 2025. The fair values attributed to the PIPE Warrants of $12,392,578 and the Series B Preferred Stock of $19,108,280 were used to bifurcate the PIPE Offering proceeds using the relative fair value method  and resulted in an allocation of the proceeds of the PIPE Offering as $9,098,933 and $5,901,067 to the Series B Preferred Stock and PIPE Warrants, respectively, before deducting offering costs.

During the period from October 1, 2025 to November 12, 2025, holders of the Series B Preferred Stock converted a total of 6,902 shares into 7,327,378 shares of Common Stock. Further, during this period, a total of 1,598,843 PIPE Warrants were exercised at $0.817 per warrant for total proceeds of $1,306,255.

Common Stock Awards - PIPE

During the nine and three months ended September 30, 2025, the Company made two grants for 300,000 and 150,000 totaling 450,000 shares of fully vested Common Stock awards in exchange for legal and professional services, which are incremental costs in connection with the PIPE Offering and recognized as offering costs. The fair value of these shares at the date of grant was $0.73 and $1.72, respectively, and this resulted in fair values of $220,200 and $258,000, respectively, for a total cost of $478,200. The grant for 300,000 shares were not yet issued as of September 30, 2025. As a result, the fair value of those shares, $220,200, is recorded as shares payable.

Par Value Adjustment - Common Stock

During the three months ended September 30, 2025, the Company recorded a reclassification within stockholders’ equity (deficit) to correct the allocation between Common Stock and Additional Paid-In Capital. This adjustment ensured that the Common Stock account reflects the number of shares issued and outstanding multiplied by the par value. Following this reclassification, the ending balance of Common Stock was $1,097 as of September 30, 2025.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

During the nine and three months ended September 30, 2024, the Company extended the maturity date of the debt and incurred an additional $997,253 and $0 in principal due to extension fees. During the nine and three months ended September 30, 2024, the Company also raised a total of $158,424 and $0, respectively, in additional operating capital through the issuance of additional original issue discount convertible promissory notes, all of which carry the same terms as all other issued convertible debt. The issuance of these notes resulted in an additional debt discount totaling $39,606 for a total principal amount of $198,030 during the nine months ended September 30, 2024. In addition, note holders were entitled to 2,302 shares of common stock and with a share fair market value between $2.42 and $3.46 for a total additional debt discount and share payable of $6,819 and $0 during the nine and three months ended September 30, 2024, respectively. The Company recorded $46,410 and $0 in amortization of debt discount to interest expense on the condensed consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2024. The Company also incurred an additional $381,535 and $144,239 in accrued interest during the nine and three months ended September 30, 2024, respectively.

In connection with the completion of the IPO on March 7, 2025, which was deemed a qualifying financing event, the Company converted the total balance due to all holders of the original issue discount convertible promissory notes. The actual date of conversion of the notes was completed on March 6, 2025. The total amount that was converted was $6,611,405, which was the total principal of $5,722,511 and accrued interest of $888,894 as of December 31, 2024. These were converted into a total of 1,912,176 shares of the Company’s common stock. An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 and this balance is included as a share payable since it was convertible to shares of common stock totaling 29,660 as of the date of IPO. In April of 2025, 29,305 of these shares were issued, representing an increase of $101,867 for an updated total converted amount of $6,713,272 for the nine months ended September 30, 2025. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet issued, $1,234, is recorded as a share payable balance until issued.

Notes Payable

In June of 2024, the Company received a loan in the amount of $12,198 which was payable in the foreign currency of Great British Pounds. This loan had no maturity date or interest rate assigned to the loan. It was also unsecured and there were no assets pledged on the loan. This loan was revalued at December 31, 2024 and had a principal balance of $12,900. During the nine months ended September 30, 2025, a gain on foreign currency exchange was recognized for $424 on the revaluation of the loan. This loan was repaid in March of 2025 as part of a confidential release and final agreement, detailed below.

During August and September of 2024, the Company raised $280,000 in short-term loans that are expected to be repaid within a year, although a maturity date is not specified. These loans have a 100% interest fee that is due at the date of repayment and an additional 100% fee in shares of the Company’s Common Stock issued at the current fair market value, which was $1.41 at the dates of the loans. In September of 2024, the Company issued 198,454 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company. In the same period, the Company repaid $25,000 of the short-term loans along with the corresponding $25,000 interest fee. These loans resulted in a total interest expense of $560,000 that was recognized during the nine and three months ended September 30, 2024. A total principal balance of $255,000 and accrued interest of $255,000 remained outstanding as of December 31, 2024. The Company repaid $175,000 of the principal amount along with $175,000 of the accrued interest amount as part of a confidential release and final agreement, detailed below. The remaining $80,000 in principal and $80,000 in interest, was repaid in April of 2025, as detailed below, in connection with a loan repayment agreement that was entered into with a shareholder of the Company on April 2, 2025.

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

Convertible Debt - December 2024

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note which is unrelated to the previously issued convertible debt through May of 2024 and carries different terms. This note has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $7,500 each for a total discount on debt of $15,000. During 2024, the Company recognized $4,219 in amortization of debt discount on the condensed consolidated statements of operations and comprehensive income (loss). The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. A total principal balance of $32,500 and unamortized debt discount of $10,781 was outstanding as of December 31, 2024. The Company amortized the remaining debt discount amount of $10,781 to interest expense during the nine months ended September 30, 2025. No amortization was recorded during the three months ended September 30, 2025.

Loan repayment options included the proceeds of the Company’s IPO, which occurred on March 6, 2025 and was the earliest of all other options. The lender had the option to convert the debt into shares of the Company’s common stock but, instead, the repayment of the loan principal of $25,000 and accrued interest of $7,500 was completed in March of 2025. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025, and were no longer included in the shares payable balance as of September 30, 2025.

In March of 2025, the Company raised an additional $150,000 from two short-term promissory notes which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of common stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance during 2025. The Company repaid the total loan principal of $150,000 and accrued interest of $45,000 in March of 2025. The shares in connection with the share payable amount of $45,000 were issued in April of 2025 and were no longer included in the shares payable balance as of September 30, 2025. The Company amortized the $90,000 debt discount amount to interest expense during the nine months ended September 30, 2025.

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

At the end of September 30, 2025 and December 31, 2024, the Company did not have any contract assets or liabilities arising from contracts with customers. This was due to the fact that all service agreements for tournaments were entered into and completed in the same period.

Performance Obligations

The Company earns the majority of its revenue from hosting video gaming tournaments. The main performance obligation has been organizing and executing these tournaments. There are many different deliverables that are noted or implied in these contracts with customers including but not limited to, planning the event, identifying vendors and locations, completing administrative tasks, managing the event staff, coordinating the tournaments, and executing sponsorship advertisement. Contracts vary in length and extent of deliverables. Some tournaments are single events, while others require the Company to have qualifiers leading up to a championship event. In the case of contracts for longer tournament deliverables, the Company has identified each qualifier and each championship event as performance obligations. For single event contracts, the performance obligation is the execution of the event. These performance obligations are met once the tournaments are hosted and completed.

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

Costs to Obtain or Fulfill a Contract

The revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract. These typically are represented by commission expenses. Prior to the Company’s adoption of the new revenue standard, commission expenses would be recognized in the period incurred. Under the revenue recognition standard, the Company is required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of certain commission expenses each period. There were no deferred commissions related to contracts that were or were not completed prior to September 30, 2025 and December 31, 2024. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s CODM is our Chief Executive Officer, Lavell Juan Malloy, II. The CODM uses net income (loss), as reported on our condensed consolidated statements of operations and comprehensive income (loss), in evaluating performance of the Gaming segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Gaming segment, and therefore, such information is not presented.

The following table provides the operating financial results of our Gaming segment:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Total Revenue	$–	$55	$–	$–
Less: Significant and Other Segment Expenses
Cost of Sales	–	464	–	–
Advertising and Marketing	475,972	160,478	182,216	160,270
Legal and Professional	843,712	486,262	374,943	224,510
Selling, General and Administrative	1,595,027	457,362	713,415	113,566
Software Expense	240,215	–	14,880	–
Software Development	1,621	18,955	457	6,118
Stock-Based Compensation	700,140	137,006	344,569	44,974
Interest Expense and Amortization of Debt Discount	438,709	1,985,213	–	704,239
Other Income	(162,441)	(245,269)	(91,131)	(244,235)
Other Expenses	46,405	–	–	–
Other Expense - Stock-Based Compensation Liability	133,331	–	–	–
Foreign Currency Loss	(437)	766	14	616
Net Unrealized Gain on Equity Securities	(4,080,000)	–	(4,080,000)	–
Provision for Income Taxes	–	–	–	–
Segment Net Income (Loss)	$(232,254)	$(3,001,182)	$2,540,636	$(1,010,058)

NOTE 9 — FAIR VALUE MEASUREMENTS

Cloud Computing Arrangements - Technology Purchase Agreements

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

Further, as of May 12, 2025, the Company completed a fair value measurement for the cash settlement provision of its agreements with Artemis and EVEMeta, the liability classified award, using a Monte Carlo simulation model as a result of the amendment of the agreements and determined a total fair value measurement of $2,942,136. The Company recognized a stock-based compensation liability from the total fair value only to the extent in which services were provided to the Company through the amendment date, which resulted in partial recognition and was an estimate by the Company as of period end. This resulted in the recognition of a stock-based compensation liability of $116,669 as of May 12, 2025, of which $72,277 was recognized as an increase during the period April 1, 2025 to May 12, 2025 to the existing stock-based compensation liability of $44,392 as of March 31, 2025. Of the total of $72,277, $41,331 was capitalized to capitalized implementation costs and $30,946 was expensed as a software expense. These amounts did not have an impact on the balance of the Company’s stockholders’ equity. Lastly, as a result of the amendment, the stock-based compensation liability was settled and no longer exists as of May 12, 2025. Please refer to Note 2 for further details on the modification and settlement of the stock-based compensation liability.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -- FAIR VALUE MEASUREMENTS (cont.)

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Stock-Based Compensation Liability
Balance as of December 31, 2024	$-
Change in fair value - Capitalized Implementation Costs	35,340
Change in fair value - Software Expense	9,052
Balance as of March 31, 2025	$44,392
Change in fair value - Capitalized Implementation Costs	41,331
Change in fair value - Software Expense	30,946
Settlement of Stock-Based Compensation Liability	(116,669)
Balance as of June 30, 2025	$-
Balance as of September 30, 2025	$-

The key inputs for the Monte Carlo simulation for the stock-based compensation liability as of May 12, 2025 were as follows:

Stock-Based Compensation Liability: Key Valuation Inputs*
Valuation Date Stock Price	$0.59
Volatility	102%
Risk-Free Rate	4.08%
Credit Risk Adjusted Rate	13.90%
Time period (years)	-

*	The valuation was based on a Monte Carlo simulation analysis of 100,000 iterations.

Private Investment into Public Entity (PIPE)

On July 24, 2025, the Company entered into a Securities Purchase Agreement with investors for the PIPE Offering of 15,000 shares of its Series B Preferred Stock and an aggregate of 15,923,567 PIPE Warrants to acquire up to 15,923,567 shares of Common Stock. The PIPE Offering closed on July 30, 2025. Additionally, the Company issued a total of 1,057,543 Placement Agent Warrants to acquire up to 1,057,543 shares of Common Stock at an exercise price of $0.942 per share, and 536,093 H.C. Wainwright Warrants to acquire up to 536,093 shares of Common Stock at an exercise price of $1.884 per share.

The fair value of the PIPE Warrants, Placement Agent Warrants and H.C. Wainwright Warrants was estimated using the Black-Scholes option pricing model, a Level 3 measurement. Please refer to the PIPE section in Note 5.

Pre-Funded Warrants

On September 2, 2025, the Company invested $4,000,000 in Pre-Funded Warrants of CleanCore Solutions, Inc. with a purchase price of $1 per warrant. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company. The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities, and is measured at the fair value of the consideration that was transferred, which was $4,000,000 in cash, with changes in fair value recognized in earnings. As of September 30, 2025, the investment had a carrying value of $8,080,000, based on the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange, a Level 1 measurement. Please refer to Notes 1 and 10.

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Investment in Equity Securities	$8,080,000	$8,080,000	$-	$-

December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Investment in Equity Securities	$-	$-	$-	$-

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10 — INVESTMENTS

In September 2025, the Company entered into a Securities Purchase Agreement with CleanCore Solutions, Inc. (“CleanCore”), a Nevada corporation, to invest in Pre-Funded Warrants representing the right to acquire shares of CleanCore’s Class B Common Stock at a nominal exercise price of $0.0001 per share. The Company purchased 4,000,000 warrant shares at a price of $1.00 for a total investment of $4,000,000 in cash.

The Pre-Funded Warrants were fully funded upon issuance and exercised on November 10, 2025 at a nominal exercise price for CleanCore’s Class B Common Stock, following the completion of all required corporate approvals, including an amendment to CleanCore’s articles of incorporation authorizing additional shares. The Warrants are non-redeemable and economically equivalent to shares of common stock, with a beneficial ownership limitation of 4.99% (or 9.99% upon election). Please refer to Note 11.

The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities, and is measured at the fair value of the consideration that was transferred, with changes in fair value recognized in earnings. As of September 30, 2025, the investment had a carrying value of $8,080,000, based on the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange, a Level 1 measurement. A net unrealized gain on equity securities was recognized for $4,080,000 during the nine and three months ended September 30, 2025.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to September 30, 2025 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. Other than the matters described below, there are no additional subsequent events identified that would require disclosure in the condensed consolidated financial statements.

The Merger Agreement

The Company entered into a Merger Agreement dated as of October 12, 2025, by and among the Company, House of Doge, and the Merger Sub. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the respective boards of directors of both Brag House and House of Doge. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, among other things, House of Doge will merge (the “Merger”) with and into Merger Sub, with House of Doge continuing as the surviving entity and a wholly owned subsidiary of the Company.

In exchange for the outstanding shares of the House of Doge’s common stock and outstanding restricted stock units (“RSUs”), Brag House will issue shares of its common stock and a new class of preferred stock (that will be convertible into shares of common stock) and RSUs constituting an aggregate of approximately 663,250,176 shares of its common stock, on a fully diluted basis, to House of Doge’s shareholders and RSU holders, provided that any shares of its common stock that House of Doge issues to non-affiliates in arms-length commercial business transactions it negotiates in good faith in the ordinary course of business prior to the effective time of the Merger (the “Effective Time”) will also be exchanged in the Merger and, therefore, cause the number of shares of common stock that Brag House issues in the Merger to proportionately increase. House of Doge will also issue 9,000,000 shares of its common stock to Lavell Juan Malloy, II, Brag House’s CEO, and certain other individuals or representatives of Brag House to be identified by Brag House (the “Purchaser Representatives”) prior to the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”). Upon consummation of the Merger, House of Doge will become the majority shareholder of Brag House. Following the Merger, Brag House’s common stock shall continue to be listed on The Nasdaq Stock Market LLC (“Nasdaq”) and Brag House will be renamed “House of Doge Inc.”

Promissory Note

On October 14, 2025, in connection with the Merger Agreement, the Company executed a promissory note with House of Doge for a loan of $8,000,000 which carries an interest rate of 5% on the basis of a 360-day year. The maturity date of this loan is April 4, 2026.

Pre-Funded Warrants

On November 10 , 2025, the Company exercised all outstanding Pre-Funded Warrants for shares of CleanCore’s Class B Common Stock. As a result, the Company was issued 4,000,000 shares of CleanCore’s Class B Common Stock upon exercise of the Pre-Funded Warrants.

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

Brag House is a Delaware corporation formed in December 2021. Our founders developed the idea for the Brag House platform in 2018, when our Chief Executive Officer Lavell Juan Malloy, II and his co-founder, Chief Operating Officer Daniel Leibovich, recognized a need in the gaming industry for a platform focused specifically on the casual college gamer, and formed our indirect wholly-owned subsidiary, BHI. At that time, our co-founders believed that a significant amount of industry resources were focused predominantly on competitive and professional gamers, much to the detriment of casual gamers, generally, and casual college gamers, specifically. In the years ensuing, we have maintained our focus on the casual college gaming segment and believe we are developing a first-of-its-kind digital platform for casual college gamers to compete, support their team, banter in a safe environment and win prizes. Our vertically integrated approach combines gamer recruitment, facilitation of community engagement and content creation, live-stream production and tournament host activities.

We believe we are creating a new sports medium for Gen Z to engage through gaming by merging gameplay with school spirit in Brag House and student-led activations and tournaments tied to college rivalries with Brag House features and capabilities such as our Bragging Functionality, Loyalty Tokens reward system, and brand-sponsored content and prizes. The growth of our platform since our inception is encouraging, and we believe we are strongly positioned to capitalize on a large portion of the available gaming market. We experienced strong community growth since we launched through September 30, 2025, reaching nearly 1,400,000 video views of our Brag House content on video platforms including X (formerly known as Twitter), TikTok, Meta, Twitch and YouTube. From 2020 through 2024, the Company’s video views increased by 148% year-over-year. We have also generated nearly 8.5  million impressions and video views since inception. From 2020 through 2024, the Company’s impressions increased by 57% year-over-year. The Company expects that its video views and impressions will continue to grow in the fourth quarter of 2025, potentially at a rate comparable to or exceeding prior quarters; however, actual results could differ materially from these expectations. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per stream across over 300,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes.

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

On July 25, 2025, the Company filed a certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 25,000,000 shares of Preferred Stock as Series B Preferred Stock. On July 30, 2025, the Company closed its PIPE Offering and issued all 15,000 shares of Series B Preferred Stock.

On October 9, 2025, Brag House Merger Sub, Inc. (“Merger Sub” or “BHMS”), a wholly owned subsidiary of the Company, was formed as a Delaware corporation.

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

Results of Operations

Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

Revenue

Revenue for the nine months ended September 30, 2025 and 2024 was $0 and $55, respectively. Revenues for the periods presented consisted of the following: live-streaming services. This decrease in revenue was mainly attributable to no revenue-generating tournament activity or live streaming services in the nine months ended September 30, 2025. The Company had no tournament revenue for the nine months ended September 30, 2025 and 2024. The live streaming revenue referenced above represents an insignificant source of revenue for the Company.

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

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 and 2024 were $3,856,687 and $1,260,063, respectively, and in the nine months ended September 30, 2025, consisted mainly of selling, general and administrative expenses of $1,595,02 7, legal and professional fees of $843,712, stock-based compensation of $700,140, advertising and marketing costs of $475,972, software expenses of $240,215 and software development expenses of $1,621. In the nine months ended September 30, 2024, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $457,362, legal and professional fees of $486,262, stock-based compensation on restricted stock agreements of $137,006, advertising and marketing costs of $160,478, software expenses of $0   and software development expenses of $18,955. This represents an increase of $1,137,665 in selling, general and administrative expenses, an increase of $357,450 in legal and professional fees, an increase of $563,134 in stock-based compensation, an increase of $315,494 in advertising and marketing costs   , an increase of $240,215 in software expenses and a decrease of $17,334 in software development expenses. The increase in operating expenses during the nine months ended September 30, 2025 was mainly attributed to increased spending in operations with the completion of the IPO in March of 2025.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2025 and 2024 was a net other income of $3,624,433 and a net other expense of $1,740,710, respectively, and in the nine months ended September 30, 2025, consisted mainly of interest expense and amortization of debt discount of $438,709, other expense - stock-based compensation liability of $133,331, other income of $162,441, other expenses of $46,405 and net unrealized gain on equity securities of $4,080,000. In the nine months ended September 30, 2024, the Company’s other income and expense consisted mainly of interest expense and amortization of debt discount of $1,985,213, other expense - stock-based compensation liability of $0, other income of $245,269 and other expenses of $0. This represents a decrease of $1,546,504 in interest expense and amortization of debt discount, an increase of $133,331 in other expense - stock-based compensation liability, a decrease of $82,828 in other income, an increase of $46,405 in other expenses and an increase of $4,080,000 in net unrealized gain on equity securities.

Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

Revenue

Revenue for the three months ended September 30, 2025 and 2024 was $0. The lack of revenue was mainly attributable to no revenue-generating tournament activity or live streaming services in the three months ended September 30, 2025. The Company had no tournament revenue for the three months ended September 30, 2025 and 2024. The live streaming revenue referenced above represents an insignificant source of revenue for the Company.

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

Operating Expenses

Operating expenses for the three months ended September 30, 2025 and 2024 were $1,630,481 and $549,438, respectively, and in the three months ended September 30, 2025, consisted mainly of selling, general and administrative expenses of $713,416, legal and professional fees of $374,943, stock-based compensation of $344,569, advertising and marketing costs of $182,216, software expenses of $14,880 and software development expenses of $457. In the three months ended September 30, 2024, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $113,566, legal and professional fees of $224,510, stock-based compensation of $44,974, advertising and marketing costs of $160,270, software expenses of $0   and software development expenses of $6,118. This represents an increase of $599,850 in selling, general and administrative expenses, an increase of $150,433 in legal and professional fees, an increase of $299,595 in stock-based compensation, an increase of $21,946 in advertising and marketing costs, an increase of $14,880 in software expenses and a decrease of $5,661 in software development expenses. The increase in operating expenses during the three months ended September 30, 2025 was mainly attributed to increased spending in operations with the recent completion of the IPO in March of 2025.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2025 and 2024 was net other income items of $4,171,117 and net other expenses of $460,620, respectively, and in the three months ended September 30, 2025, consisted mainly of other income of $91,131 and net unrealized gain on equity securities of $4,080,000. In the three months ended September 30, 2024, the Company’s other income and expense consisted mainly of interest expense and amortization of debt discount of $704,239 and other income of $244,235. This represents a decrease of $704,239 in interest expense and amortization of debt discount, a decrease of $153,104 in other income and an increase in net unrealized gain on equity securities of $4,080,000.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024 the Company had $9,595,577 and $29,228 in cash, respectively, and a working capital surplus of $8,132,577 and deficit of $9,675,586, respectively. The Company’s liquidity needs up to September 30, 2025 were satisfied through proceeds from the sale of equity in the Company’s IPO, convertible debt, notes payable, bridge loans  , and PIPE Offering in which it sold shares of Series B Preferred Stock and issued warrants.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2025 and December 31, 2024, the Company had an accumulated deficit of $14,879,956 and $14,647,702, respectively. For the nine months ended September 30, 2025 and 2024 the Company had a net loss of $232,254 and $3,001,182, respectively, and negative cash flows from operations of $4,215,961 and $528,504, respectively. The Company’s operating activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded and plans to continue funding these losses primarily through the sale of equity and loans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Management believes its strategic partnership    with Learfield is a strong indicator of growth in the coming years for tournament revenue. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan.

However, the Company has earned minimal revenue through the nine months ended September 30, 2025. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

	September 30, 2025	September 30, 2024
Cash Flows Used In Operating Activities	$(4,215,961)	$(528,504)
Cash Flows Used In Investing Activities	(4,000,000)	-
Cash Flows Provided By Financing Activities	17,782,310	514,520
Net Increase (Decrease) in Cash and Cash Equivalents	$9,566,349	$(13,984)

Cash Flows Used In Operating Activities

For the nine months ended September 30, 2025, we used $4,215,961 of cash in our operating activities, which was mainly attributable to the payment of accounts payable, accrued payroll, accrued interest, and accrued liabilities. For the nine months ended September 30, 2024, we used $528,504 of cash from our operating activities, which was mainly attributable to increases in accounts payable, accrued payroll, loan extension fees, share payable, and accrued interest and the payment of accrued liabilities.

Cash Flows Provided By Investment Activities

For the nine months ended September 30, 2025, we invested in 4,000,000 Pre-Funded Warrant shares for a total investment of $4,000,000 from the investment of CleanCore’s PIPE.

Cash Flows Provided By Financing Activities

For the nine months ended September 30, 2025, we received net proceeds of $18,658,936 from the issuance of notes payable, original issue discount convertible loans, and the sale of stock, after subtracting offering costs totaling $3,333,427. We reduced our cash position by repaying notes payable and original issue discount convertible loans, net of debt discounts and debt issuance costs for $876,626. For the nine months ended September 30, 2024, we received proceeds of $544,520 from the issuance of original issue discount convertible loans, net of debt discounts and debt issuance costs and the sale of Common Stock. We reduced our cash position by repaying a note payable for $25,000 and offering costs of $5,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations or commitments which would have an impact on our financial statements for the nine months ending September 30, 2025.

Internal Control Over Financial Reporting

Prior to our IPO, we had been a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. In connection with the audit of our consolidated financial statements as of December 31, 2024, we identified control deficiencies in our financial reporting process that constitute material weaknesses for the year then ended. We have a material weakness related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

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

Cloud Computing Arrangements - Technology Purchase Agreements

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

On May 12, 2025, we amended the agreements to remove the minimum-value provision in exchange for $250,000 in cash payments, resulting in settlement of a $116,669 liability and recognition of $133,331 in other expense. For the nine months ended September 30, 2025, we recognized $199,089 of expense and $389,171 of capitalized implementation costs related to these agreements. Capitalized costs will be amortized once the related software is placed in service.

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

Stock Options and Warrants

During the nine months ended September 30, 2025, the Company issued stock options and warrants in connection with the IPO and PIPE Offering. The Company measures the fair value of warrants and stock options granted to employees, directors, and non-employees using option pricing models, including the Black-Scholes and Binomial Lattice models. The determination of the fair value of these instruments requires management to make certain estimates and assumptions that have a material impact on the amount of stock-based compensation expense recognized.

Key assumptions used in these models include expected volatility, expected term, risk-free interest rate, and expected dividend yield. Because the Company has a limited operating history and insufficient historical trading data to estimate expected volatility, the Company bases its volatility assumption on the historical volatilities of a group of comparable publicly traded companies within its industry. The risk-free interest rate is based on the yield of U.S. Treasury securities with maturities consistent with the expected term of the related option or warrant. The expected dividend yield is assumed to be zero, as the Company has not historically declared or paid dividends and does not anticipate doing so in the foreseeable future.

The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at-the-money, consistent with SEC Staff Accounting Bulletin Topic 14. For stock options with exercise prices that are out-of-the-money, the Company uses a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award.

Because these valuation assumptions involve significant judgment and are based on estimates, changes in these assumptions could materially affect the fair value of stock options and warrants, and the related stock-based compensation expense recognized in future periods. Management reviews its assumptions on an ongoing basis and updates them as appropriate.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in this report.

Going Concern and Management’s Liquidity Plans

The independent auditors’ report accompanying our December 31, 2024 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of September 30, 2025, we have incurred recurring losses from operations and have not generated net income for an entire year of operations  . We have funded our operations primarily through debt and equity financings, including the proceeds received in connection with our initial public offering on March 6, 2025, and via the PIPE Offering. While these capital raises    have provided us with the resources necessary to begin executing our business plan, we anticipate that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

Although we believe that our current cash and cash equivalents, including the funds raised in our initial public offering and PIPE Offering, will be sufficient to fund our operations through at least the next twelve months, our operating plan anticipates continued investment in product development, infrastructure, and customer acquisition to realize sufficient revenue to cover operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses related to the review and approval of cash disbursements and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company and the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

Management’s Quarterly Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures (Removed and Reserved)

Not applicable.

Item 5. Other Information.

Director and Officer 10b5-1 Trading Plans (“Rule 10b5-1 Plans”)

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

On August 18, 2025, Daniel Leibovich, our Chief Operating Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Leibovich Rule 10b5-1 Plan”). The Leibovich Rule 10b5-1 Plan provides for the potential sale (beginning on August 18, 2025) of 399,500 shares of the Company’s Common Stock. The Leibovich Rule 10b5-1 Plan expires on August 18, 2027, or upon the earlier completion of all the transactions authorized thereunder.

On August 18, 2025, Lavell Juan Malloy, II, our Chief Executive Officer, entered into a Rule 10b5-1 Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “Malloy 10b5-1 Plan”). The Malloy Rule 10b5-1 Plan provides for the potential sale (beginning on August 18, 2025) of 574,989 shares of the Company’s Common Stock. The Malloy Rule 10b5-1 Plan expires on August 18, 2027, or upon the earlier completion of all the transactions authorized thereunder.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number		Incorporated by Reference			Filed or Furnished Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Bylaws of Brag House Holdings, Inc.	S-1	3.4	06/18/2024
3.7	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
3.8	Certificate of Designation of Series B Preferred Stock	8-K	3.1	07/30/2025
4.1	Common Stock Purchase Warrant	8-K	4.1	07/30/2025
4.2	Pre-Funded Warrant issued on September 5, 2025	8-K	4.1	09/08/2025
10.1	Securities Purchase Agreement	8-K	10.1	07/30/2025
10.2	Placement Agency Agreement	8-K	10.2	07/30/2025
10.3	Registration Rights Agreement	8-K	10.3	07/30/2025
10.4	Securities Purchase Agreement (Cash), dated September 1, 2025	8-K	10.1	09/08/2025
10.5	Registration Rights Agreement, dated September 1, 2025	8-K	10.2	09/08/2025
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAG HOUSE HOLDINGS, INC.

	By:	/s/ Lavell Juan Malloy, II
	Name:	Lavell Juan Malloy, II
	Title:	Chief Executive Officer
Dated: November 17, 2025		(Principal Executive Officer)

	By:	/s/ Chetan Jindal
	Name:	Chetan Jindal
	Title:	Chief Financial Officer
Dated: November 17, 2025		(Principal Financial and Accounting Officer)