Form 10-K
period 2025-12-31
Brag House Holdings, Inc.
filed 2026-03-31
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,161,164 based upon the price of $0.7615 at which the common stock was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal year, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

The registrant had 23,496,125 shares of its common stock, par value $0.0001, issued and outstanding as of March 26, 2026.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	overall strength and stability of general economic conditions and of the gaming industry in the United States and globally;

●	changes in consumer demand for, and acceptance of, our services and the games that we make available for our tournaments and other experiences, as well as online gaming in general;

●	changes in the competitive environment, including adoption of technologies, services and products that compete with our own;

●	our ability to generate consistent revenue;

●	our ability to effectively execute our business plan;

●	changes in the price of streaming services, licensing fees, network infrastructure, hosting and maintenance;

●	changes in laws or regulations governing our business and operations;

●	our ability to maintain proper and effective internal control;

●	our ability to maintain adequate liquidity and financing sources and an appropriate level of debt on terms favorable to us;

●	our ability to effectively market our services;

●	costs and risks associated with, and the outcome of any known or unknown litigation;

●	our ability to obtain and protect our existing intellectual property protections, including patents, trademarks and copyrights;

●	our ability to obtain and enter into new licensing agreements with game publishers and owners;

●	changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on earnings;

●	interest rates and the credit markets; and

●	other risks and uncertainties described under the heading “Risk Factors” and elsewhere in this Annual Report.

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

SUMMARY OF MATERIAL RISK FACTORS

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

On October 12, 2025, the Company entered into a Merger Agreement (as amended, the “Merger Agreement”), by and among the Company, Brag House Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and House of Doge Inc., a Texas corporation (“House of Doge”). Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge (the “Merger”) with and into House of Doge, resulting in House of Doge as the surviving corporation of the Merger and a direct, wholly owned subsidiary of the Company. “Combined Company” shall mean the Company, renamed “House of Doge Inc.,” following the consummation of the Merger. “Permitted Issuances” shall mean House of Doge’s issuance of shares of House of Doge’s outstanding shares of common stock (the “House of Doge Common Stock”) after execution of the Merger Agreement in arms-length commercial business transactions negotiated in good faith by House of Doge in the ordinary course of business and not to any affiliate or insider.

Risks Relating to our Business

●	We have not produced significant revenues. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

●	Our history of recurring losses and anticipated expenditures raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

●	The loss of or a substantial reduction in activity by one or more of our largest clients, vendors and/or sponsors could materially and adversely affect our business, financial condition and results of operations.

●	We may experience fluctuations in our operating results, which make our future results difficult to predict and could cause our operating results to fall below expectations.

●	Our revenue model may not remain effective, and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

●	Our marketing and advertising efforts may fail to resonate with amateur gamers and creators.

●	Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur tournaments may suffer.

●	We have a community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

●	We currently have only limited license agreements with game publishers, and may not in the future enter into additional license agreements. Failure to do so may require us to modify, limit, or discontinue certain services, which could materially affect our business, financial conditions and results of operations.

●	Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

●	The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content, and amateur tournaments.

●	We depend on servers to operate our platform with online features and our online gaming service. If we were to lose server functionality for any reason, our business may be negatively impacted.

●	Growth and engagement of our gamer community depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

●	Our growth will depend, in part, on the success of our strategic relationships with third parties. Over-reliance on certain third parties, or our inability to extend existing relationships, or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

●	We generate revenue from advertising. The loss of advertisers, or reduction in spending by advertisers with Brag House, could seriously harm our business.

●	Our business is subject to regulation, and changes in applicable regulations may negatively impact our business.

Risks Relating to Intellectual Property

●	We may be subject to claims of infringement of third-party intellectual property rights, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future.

●	Our technology, content and brand are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

●	Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our gaming platform, all of which could cause confusion, divert gamers and creators away from our gaming platform and tournaments, or harm our reputation.

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	We may be subject to legal liability for information or content displayed on, retrieved from or linked to our online gaming platform, or distributed to our users.

●	Changes in intellectual property laws and governmental regulations regarding the internet that are applied adversely to us or our users may have a material adverse effect on our business operations, financial condition and results of operations.

General Risks Relating to the Company

●	Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose their services.

●	Our management team has limited experience managing a public company.

●	We have identified material weaknesses in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

●	The requirements of being a public company are costly, may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.” Complying with such regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

v

Risks Relating to the Merger

●	Failure to complete, or delays in completing, the Merger could materially and adversely affect Brag House’s or House of Doge’s results of operations, business, and financial results and may cause a decline in the market price of Brag House’s shares of common stock (the “Common Stock” or the “Brag House Common Stock”).

●	Existing Brag House stockholders will have a significantly reduced ownership and voting interest in the Combined Company after the Merger and will exercise little to no influence over management of the Combined Company.

●	The Exchange Ratio (as defined below) will not be adjusted based on the market price of the Brag House Common Stock or for Permitted Issuances of shares of House of Doge Common Stock prior to the Effective Time, so the Merger consideration at the Effective Time may have a greater or lesser value than at the time the Merger Agreement was signed and Brag House’s stockholders could face more dilution than currently anticipated as of the Effective Time.

●	The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

●	Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Brag House because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Merger.

●	Some of the directors and executive officers of Brag House have interests in the Merger that are different from the interests of the Brag House stockholders generally.

●	The projections considered by Newbridge Securities Corporation (“Newbridge”) may not be realized, which may adversely affect the market price of Combined Company Common Stock (as defined below) following the completion of the Merger.

●	The Merger Agreement limits Brag House’s and House of Doge’s ability to pursue alternatives to the Merger.

●	Brag House’s financial advisor will not update its fairness opinion to reflect changes in circumstances between the signing of the Merger Agreement on October 12, 2025 and the completion of the Merger.

Risks Relating to Ownership of Our Common Stock

●	As a result of becoming a public company, we are obligated to report on the effectiveness of our internal control over financial reporting. These internal controls may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

●	We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

PART I

Except where the context otherwise requires or where otherwise indicated throughout this Annual Report, the terms “Brag House,” “we,” “us,” our,” “our company,” “Company” and “our business” refer to Brag House Holdings, Inc. and its wholly owned subsidiaries, Brag House, Inc., Brag House, Ltd   and Brag House Merger Sub, Inc.

ITEM 1. BUSINESS

Recent Developments

Resignation of Chief Financial Officer and Appointment of Acting Chief Financial Officer

Effective February 5, 2026, Chetan Jindal resigned from his position as Chief Financial Officer of the Company.

Effective February 5, 2026, the board of directors of the Company (the “Brag House Board”) appointed Rene Rodriguez as the Company’s Acting Chief Financial Officer. Mr. Rodriguez, age 42, has served as the Company’s Controller since March 1, 2025, and prior to that as an independent contractor providing finance and accounting services to the Company from June 1, 2022 until February 28, 2025.

Nasdaq Deficiency - Minimum Bid Requirement

On January 6, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 6, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 6, 2026.

If the Company is not in compliance with the Minimum Bid Requirement by July 6, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement.

The Company intends to actively monitor the closing bid price of the Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180 day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. If the Company does not regain compliance within the allotted compliance period, including any extensions that Nasdaq grants, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

As of the date of this Annual Report, the deficiency has not been cured.

The Merger Agreement

On October 12, 2025, the Company entered into a Merger Agreement (as amended, the “Merger Agreement”), by and among the Company, Brag House Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”) and House of Doge Inc., a Texas corporation (“House of Doge”). Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge (the “Merger”) with and into House of Doge, resulting in House of Doge as the surviving corporation of the Merger and a direct, wholly owned subsidiary of the Company. In connection with the consummation of the Merger, the Company will be renamed “House of Doge Inc.” The Merger Agreement provides that the Company’s current officers will continue their function as senior management personnel of the Company in roles, functions and other management capacities with respect to the Company’s businesses and operations (the “Brag House Legacy Business”) prior to the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”), which House of Doge agreed will operate or continue to operate as a division or out of a subsidiary of House of Doge after the Closing. We expect, however, that the Brag House Legacy Business will continue to operate out of the Company’s existing Brag House, Inc. subsidiary, and that the Company’s current Chief Executive Officer, Lavell Juan Malloy, II, will continue to serve as Chief Executive Officer of such subsidiary.

In exchange for House of Doge’s outstanding shares of common stock (the “House of Doge Common Stock”) and restricted stock units, the Company will issue shares of its common stock (the “Brag House Common Stock”) and a new class of preferred stock (that will be convertible into shares of common stock) and restricted stock units constituting an aggregate of approximately 663,250,176 shares of its common stock, on a fully diluted basis, to holders of House of Doge’s shares of common stock and restricted stock units, provided that any shares of common stock that House of Doge issues to non-affiliates in arms-length commercial business transactions it negotiates in good faith in the ordinary course of business prior to the effective time of the Merger (the “Effective Time”) will also be exchanged in the Merger and, therefore, cause the number of shares of common stock that the Company issues in the Merger to proportionately increase. House of Doge will also issue 9,000,000 shares of its common stock to Lavell Juan Malloy, II, the Company’s Chief Executive Officer, and certain other individuals or representatives of the Company to be identified by the Company prior to the Closing. Upon consummation of the Merger, House of Doge will become the majority shareholder of the Company. Following the Merger, the Company’s common stock shall continue to be listed on Nasdaq. The Merger is subject to customary closing conditions, including regulatory approvals, filing of required registration statements, shareholder consent, and completion of due diligence.

On November 26, 2025, the Company entered into amendment No. 1 to the Merger Agreement. On February 2, 2026 entered into amendment No. 2 to the Merger Agreement and on March 26, 2026 entered into amendment No. 3 to modify certain provisions of the Merger Agreement, including the extension of the termination date of the agreement to May 29, 2026.

As of the date of this Annual Report, the Merger had not yet closed. The Company expects the Merger to be finalized by May 29, 2026, pending satisfaction of all closing conditions.

Cash Purchase Agreement with CleanCore Solutions

On September 2, 2025, the Company entered into a securities purchase agreement with CleanCore Solutions, Inc. (“CleanCore”), pursuant to which the Company purchased pre-funded warrants to purchase 4,000,000 shares of CleanCore’s class B common stock (the “CleanCore Pre-Funded Warrants”) for a purchase price of $1.00 in cash per CleanCore Pre-Funded Warrant for a total purchase price of $4,000,000 in cash. The Company participated in CleanCore’s private offering of pre-funded warrants issued in exchange for consideration of cash, Dogecoin, Bitcoin, Ethereum, USDC, or USDT. The pre-funded warrants were exercised on November 10, 2025 and the Company owns 4,000,000 shares of CleanCore’s class B common stock as of December 31, 2025.

July 2025 PIPE Offering

On July 24, 2025, the Company entered into a Securities Purchase Agreement with 12 accredited investors for a private investment in public equity (the “July 2025 PIPE Offering”) of 15,000 shares of its Series B preferred stock, convertible into an aggregate of 15,923,567 shares of Brag House Common Stock at a conversion price of $0.942 per share of Series B preferred stock, and an aggregate of 15,923,567 warrants (the “PIPE Warrants”) to acquire up to 15,923,567 shares of Brag House Common Stock. The purchase price of the securities was $1,000 per share of Series B preferred stock and accompanying 1,061.5711 PIPE Warrants to acquire up to 1,061.5711 shares of Brag House Common Stock, subject to beneficial ownership limitations. The PIPE Warrants were exercisable immediately upon issuance at an exercise price of $0.817 per share and will expire five years from the date of issuance. During the year ended December 31, 2025, holders of the Series B Preferred Stock converted a total of 6,902 shares into 7,327,245 shares of Common Stock. Further, during this period, a total of 2,099,257 PIPE Warrants were exercised at $0.817 per warrant for total proceeds of $1,715,092.

The July 2025 PIPE Offering closed on July 30, 2025, with aggregate gross proceeds totaling $15 million, before placement agent fees and other expenses that were directly deducted from the proceeds totaling $1,321,205. In addition to the fees directly deducted from the proceeds, the Company incurred an additional fee of $635,000 and other fees totaling $8,500 for total offering costs of $1,964,705. The Company intends to use the proceeds from the July 2025 PIPE Offering for general corporate and working capital purposes.

Business Overview

Brag House is a mission-driven organization that utilizes a diversified business strategy to operate a media-tech platform designed for casual college gamers to drive community-driven gaming experiences anchored in the college sports culture, while creating authentic pathways for brands to connect with our Gen Z audience. We view our platform as a media-tech engine intended to revolutionize advertising for the Gen Z demographic. According to PricewaterhouseCoopers (“PWC”), digital formats are expected to account for 80% of overall global advertising revenue in 2029 (up from 72% in 2024), with new technologies including AI and hyper-personalization expected to drive this growth. We believe Brag House is positioned to capture this demand by utilizing data insights to offer brands high-value, personalized access to our community.

Brag House is a Delaware corporation formed in December 2021. Our founders developed the idea for the Brag House platform in 2018, when our Chief Executive Officer, Lavell Juan Malloy, II, and our Chief Operating Officer, Daniel Leibovich, recognized a need in the gaming industry for a gaming platform focused specifically on the casual college gamer, and formed our indirect wholly-owned subsidiary, Brag House, Inc. At that time, our co-founders believed that a significant amount of industry resources were focused predominantly on competitive and professional gamers, much to the detriment of casual gamers, generally, and casual college gamers, specifically. In the years ensuing, we have maintained our focus on the casual college gaming segment and believe we are developing a first-of-its-kind digital platform for casual college gamers to compete, support their team, banter in a safe environment and win prizes. Our vertically integrated approach combines gamer recruitment, facilitation of community engagement and content creation, live-stream production and tournament host activities.

We believe that we are creating a new sports entertainment medium for Gen Z to engage through gaming by merging gameplay with school spirit in Brag House and student-led activations and tournaments tied to college rivalries with Brag House features and capabilities such as our Bragging Functionality, Loyalty Tokens reward system, and brand-sponsored content and prizes. The growth of our platform since our inception is encouraging, and we believe we are strongly positioned to capitalize on a large portion of the available gaming market. We experienced strong community growth since we launched through March 2, 2026, reaching nearly 1,400,000 video views of our Brag House Content on video platforms including X (formerly known as Twitter), TikTok, Meta, Twitch and YouTube. From inception through March 2, 2026, the Company’s video views increased by 131% year-over-year. We have also generated nearly 9.0 million impressions and video views since inception through March 2, 2026. From 2020 through 2025, the Company’s impressions increased by 46% year-over-year. The Company expects that its video views and impressions will continue to grow in 2026, potentially at a rate comparable to or exceeding prior years; however, actual results could differ materially from these expectations. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per live stream across over 300,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes. We believe that our digital properties, including our website, provide an authentic and differentiated channel for advertisers to access the Gen Z demographic at scale. We believe that this differentiation stems from our platform’s design as a media-tech engine built for active engagement, not just passive consumption. Furthermore, we believe that live, in-person activations are a critical source of connection that augments our core digital experience. These live events, such as on-campus tournaments and activations tied to major college rivalries, allow us to bring our digital community together physically. We believe that this “digital-plus-physical” dynamic, coupled with our personalized experiential framework, offers an authentic and differentiated channel for advertisers, making the otherwise elusive Gen Z and Millennial demographic accessible at scale through multiple touchpoints.

We are focused on creating an organic and inclusive community that facilitates personalized experiences. We believe that our experiential framework offers a more authentic and differentiated channel for advertisers to utilize, making the otherwise elusive demographic of gamers and streamers accessible at scale to ourselves and our partners. We do this by offering brand sponsors and advertisers an exclusive marketing channel to reach Gen Z and Millennial gamers and creators, while offering players ways to access exclusive tournaments and programming.

In May 2025, we launched the first activation under our strategic partnership with Learfield Communications, LLC (“Learfield”). This activation was for students and alumni of the University of Florida, one of Learfield’s media rights properties.

In July 2025, we executed the second activation under our strategic partnership with Learfield, expanding on the success of our initial May 2025 event. This activation was conducted virtually and designed to engage students and alumni through a digital tournament centered around EA College Football 26, following the game’s national release. The event incorporated university-branded content and featured participation from student-athletes, further aligning with our Name, Image, and Likeness (NIL) engagement strategy.

We believe these activations demonstrated our ability to scale digital experiences across collegiate communities on our platform at the intersection of gaming and college sports, as well as through universities’ assets with pricing and value delivery defined through a structured commercial model, all of which reinforces our commercial model for integrating sponsorship, branded content and messaging, and fan engagement.

We further believe that this partnership positions us to scale across Learfield’s college network of nearly 200 universities and gain access to their media rights and assets that will enable both physical and digital activations and drive sponsorship revenue and brand engagement opportunities, while giving us access to extensive datasets across diverse college campuses as we evolve into a scalable data insights revenue model tailored to college-aged Gen Z gamers.

Additionally, we are advancing a data monetization strategy. The goal is to develop a proprietary machine learning-based software-as-a-service (“SaaS”) platform designed to offer anonymized predictive data insights into Gen Z behavior for brand clients to create enhanced, personalized and effective marketing campaigns, which will validate our marketing and data strategy for reaching college-aged Gen Z gamers. We began development of this platform in March 2025 and expect to have a beta version ready by the third quarter of 2026.

Our Mission and Approach

Our mission is to empower individuals to interact and to facilitate an organic and inclusive community in which casual gamers, streamers, fans and friends can compete, enjoy friendly bragging (i.e., banter) in a safe environment, support their players and teams and win prizes. In order to accomplish our mission, we are focused on creating exciting gamified and personalized experiences for our users. We accomplish this through our vertically integrated Brag House Platform that incorporates features for social media interaction, live streaming and gamification through both web and mobile offerings to provide gamers, streamers and their friends the opportunity to celebrate their love of gaming and competition.

We leverage existing college sports rivalries by hosting tournaments with a top-tier production experience, including game commentary, in-game interviews, post-game analysis, live broadcast digital visuals, tournament bracket(s) and our Bragging Functionality, which we describe below in greater detail under the heading “- Our B2C Strategy - Leveraging Bragging Functionality.” Whether through gameplay highlights, live-streamed gaming tournaments or custom designed digital gameplay environments, the Brag House audience is regularly watching and engaging.

The Gaming Industry

“Gaming” is a general label that comprises a diverse offering of electronic games that gamers can play against each other. Some of the popular games currently being played include Fortnite, League of Legends, Dota 2, Counter-Strike, Call of Duty, Overwatch, Valorant, Minecraft and EA Sports FC. Although an individual can play games on their own against the computer or console, one of the ways that online gaming today is different than video games of old is the community and spectator nature of online gaming - playing against another person, either one-on-one, team versus team, or free-for-all, that can be viewed by an online and in-person audience, which is a central feature of online gaming. As the accessibility for gamers to play against others online grew, global networks have developed to facilitate viewership of such content worldwide. Additionally, game developers have greatly increased the watchability of games, which has made the spectator aspect of gaming much more prevalent and further drives expansion of the gaming market. The expanded reach of high-speed Internet service and the computer technology advances in the last decade have also greatly accelerated the growth of gaming. Online gaming has now become so popular that many schools offer related scholarships and the best-known esports teams are getting mainstream sponsorship and are being bought or invested in by celebrities, athletes and professional sports teams. The highest-profile gaming content creators have significant online audiences as they stream themselves playing against others online and can generate millions of dollars in sponsorship money and subscription fees to their online streaming channels.

As video gaming continues to be a pillar in the culture of Gen Z, we believe that it is becoming increasingly visible to global investors, brands and media outlets that casual gamers, compared to esports players, play a much higher potential revenue significance to the industry. Exploding Topics Blog reports there are 3.32 billion gamers worldwide, and that approximately 66% of them (2.04 billion) play video games to unwind, relax and decompress.1

Although advertising and sponsorships have traditionally played a role in video gaming, the industry’s revenue is far more broadly diversified. As the global base of casual, social, and novice gamers continues to expand, the largest and fastest-growing revenue streams increasingly include game sales, digital downloads, subscriptions, in-game purchases, and platform fees, with additional contributions from live events, merchandise, and content licensing.

The global video gaming industry continues to be a primary engine of growth within the entertainment & media industry. According to PWC, the global video games market revenues exceeded the movie and music industry revenues combined in 2024. According to PWC, global video gaming revenues were $224 billion in 2024, with the industry expected to grow to nearly $300 billion in 2029 at a compound annual growth rate of 5.7%. By contrast, revenues in the entertainment and media industry are expected to reach $3.5 trillion in 2029 with a compounded annual growth rate of 3.7%.

[1]	Fabio Duarte, How Many Gamers Are There? (New 2025 Statistics), Exploding Topics (Last Updated Nov. 20, 2025), available at https://explodingtopics.com/blog/number-of-gamers.

We believe that this growth is increasingly driven by the convergence of media and technology. PWC reports that advertising in video games is a high-growth area, rising from 32.8% of total gaming revenue in 2024 to a projected 38.5% in 2029. We believe that as digital advertising grows - projected by PWC to outpace consumer spending significantly - platforms like Brag House that integrate media, technology, and community will be critical for advertisers seeking to reach younger demographics.

According to Net Influencer, gaming viewership exceeded globally 32.5 billion hours of watched content by spectators worldwide in 2024; 2 such engagement equates to nearly 70,000 hours of gaming content consumed by spectators on average every minute. Further, Grand View Research reports that games streaming viewership in North America has been estimated to be 40.19% 3 (equating to approximately 13 billion hours) in 2023.

Women are a driving force within the gaming industry, particularly in the United States. According to Statista, the number of gamers in the United States in 2024 was estimated at 201 million, of which women comprise 48% 4 and, as such, represent a key demographic among gamers. Additionally, according to entertainment software associates, 62% of all adults (18+) in the United States play video games, 75% of which play at least four hours of games weekly.5 Additionally, of the more-than 145 competitive platforms, which are commonly referred to as gaming communities, less than 7% focus specifically on casual gamers, let alone women.

We believe that there is a clear gap in the market that is specific to casual and underrepresented gamers, such as women, who we believe are a primary driver in the rapidly growing gaming industry. We believe that we are perfectly situated to address that gap and have made meaningful inroads into this market segment through connecting players and giving them a safe environment in which to game. We accomplish this by facilitating an organic community for casual gamers, casual leagues, global tournaments and participants, as well as strengthening existing communities and creating new ones.

Our Diversified Business Model and Monetizing Our Platform

We are leveraging our vertically integrated Brag House Platform to execute on our diversified business model focused on business-to-consumer, or B2C, and business-to-business, or B2B, revenue channels. The fundamental drivers of our business model and monetization strategy are creating exciting experiences and community engagement through our gaming platform, while generating opportunities to monetize off in-game transactions, Brag House tournaments, and advertising partnerships with corporate sponsors. Additionally, we aim to gain deep insights into Gen Z preferences and behaviors to help brands tailor their offerings, which will in turn enhance community engagement.

Our B2B Strategy

Through our B2B strategy, we operate as a media-tech partner for corporate sponsors, focusing on developing high-fidelity marketing and advertising solutions. According to PWC, high growth areas in the entertainment & media industry include retail search advertising in e-shopping (rising from 32.7% in 2020 to 45.5% projected in 2029) and advertising in video games. To capitalize on these trends, we intend to utilize our proprietary technology to move beyond traditional sponsorship and offer hyper-personalized advertising opportunities. To date, substantially all of our revenue has been generated through B2B from advertising fees related to gaming tournaments, but we believe that our future growth will be driven by data-backed media placements that offer measurable return on investment for brands.

[2]	David Adler, Live Streaming Industry Shows 12% Growth in 2024, Nearing Pandemic Peak, Net Influencer (Feb. 3, 2025), available at https://www.netinfluencer.com/live-streaming-industry-shows-12-percent-growth-in-2024-nearing-pandemic-peak/.

[3]	Summary of Game Streaming Market (2024 - 2030) published by Grand View Research, available at https://www.grandviewresearch.com/industry-analysis/game-streaming-market-report.

[4]	Jessica Clement, Video Gaming in the United States - Statistics & Facts, Statista (Nov. 4, 2024), available at https://www.statista.com/topics/8739/video-gaming-in-the-united-states.
[5]	2023 Essential Facts About the U.S. Video Game Industry, entertainment software association, available at https://www.theesa.com/wp-content/uploads/2024/02/ESA_2023_Essential_Facts_FINAL_07092023-1.pdf.

Tournament-Related Fees

We are able to leverage our gaming tournaments to enhance and monetize our B2B relationships. We contract with corporate sponsors or partners for our tournaments either (i) on a one-off basis for a single tournament, or (ii) pursuant to multi-tournament arrangements (each, a “Batch Contract”) that provide for sponsorship or partnerships of multiple tournaments within a given year or over multiple years. Sponsors pay us a fixed fee for product and brand visibility and for product placement at Brag House-branded tournaments. Sponsorship arrangements are usually more limited in scope and are typically structured on a one-off event or short-term basis, reflecting a more transactional engagement focused on defined deliverables. Our arrangements with our contracted corporate partners goes much further, bringing our partners more deeply into our platform and providing a wide array of services connected to our tournaments and platform. We provide white-labeled tournament planning, marketing, gamer recruiting and onboarding services to our corporate partners. We perform all publicity and marketing for the tournament and host its production, including the streaming and live broadcast of the tournament. We then conduct an after-action analysis to provide a report on viewership, along with other additional services, including customized recap highlight videos, audience exposure data for their brand and words association as its appears during our live broadcasts, social media graphics and video and custom smart links to measure engagement key performance indicators that, altogether, can be seen as equivalent to return on marketing investment and/or return on ads spend, depending on how the funds were utilized.

Through March 2, 2026, we have held 30 major tournaments. Seven of those tournaments were partnered by corporate entities including Fortune 500 companies, and through these partnerships we generated approximately $667,000 in revenue. Additionally, we have an active presence at more than 50 of the largest universities in the United States. Based on the growing popularity of our gaming tournaments, we expect to consistently increase the number of Brag House tournaments that we hold each year.

We anticipate that for 2026, tournaments-related advertising and marketing revenues will constitute approximately 99% of our revenue, while subscriptions, merchandise and other forms of revenue discussed below will constitute approximately 1%. As we continue to grow our user base going forward, we will aim to increase our B2C revenue channels, explained in further detail below, such that they will constitute approximately 50% of our revenue by 2027.

Other (non-Tournament) Advertising and Marketing Fees

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

Our strategic partnership with Learfield grants us access to expansive datasets from diverse college campuses through Learfield’s media rights properties, which we plan to model to enable predictive analytics and lifestyle behavior tracking. Our plan is to evolve this data into a scalable data insight revenue model, where we aim to provide brands with advanced data insights to create effective, personalized campaigns. We believe these insights will help brands reduce customer acquisition costs and improve return on marketing investment.

Our B2C Strategy

Through our B2C strategy, we focus on a variety of products and services aimed at enhancing our users’ experience, reinforcing our organic, inclusive, personalized gaming environment and developing a recurring revenue model to generate sufficient returns and support our continued organic and strategic growth. Our B2C revenue streams will include paid user subscriptions (memberships) to the Brag House platform (application and website), in-application purchases for digital products, tournament fees and branded merchandise sales. To date, substantially all of our current revenue has been generated through B2B from tournament-related advertising and marketing fees. Our B2C strategy has not yet generated meaningful revenue.

As we continue to add improvements to our technology platform, strengthen our community, and create meaningful content for users to engage, we anticipate that our user growth rate will be even higher in 2026. As we generate additional views for our content, we anticipate that we will be able to convert viewers into subscribers and consumers, ultimately leading to an increase in revenue generated from subscriptions, in-app purchases and merchandise.

Leveraging Bragging Functionality.

We leverage the bragging feature on our platform to incentivize user participation, to facilitate the formation of communities and to enhance the competitive spirit of our platform. Our Bragging Functionality utilizes Brag Bucks, which is in-application currency (i.e., no monetary value). A Brag is an in-game stat-based prediction that can be created by the Brag House team members and Brag House users for upcoming streams and tournaments. When a Brag House platform user places a Brag and accurately predicts the outcome of a stream or tournament, the user will win Brag Bucks and may move up the Brag House leaderboards, which are specifically correlated to the successful Brags that the user has placed. By placing successful Brags and moving up the leaderboards, the user effectively earns bragging rights over other users and friends who participated in the same Brag but were not successful in their predictions. This creates additional user engagement with the Brag House platform by giving casual gamers the opportunity to place Brags, engage with Brag House streams and tournaments and earn the right to banter with other users and friends in a friendly manner. The Bragging Functionality of the Brag House platform is something that we believe makes us unique in the gaming industry and is a distinctive feature that connects with the casual college gamer.

Each Brag has its own Brag Bucks pot that users have the opportunity to win. The total pot of each Brag is determined by the number of Brag Bucks that are placed by users who enter the specific Brag. Each Brag is a unique in-game stat-based prediction that has at least two possible outcomes from which users may choose. To enter a specific Brag, users select their predicted outcome and decide how many Brag Bucks they want to submit. Once users submit their prediction, their Brag Bucks are added to the total Brag Bucks pot for that specific Brag. The number of Brag Bucks that a user will win for a correct prediction is calculated based on the following three factors:

●	the total Brag Bucks that were entered in the specific Brag;

●	the total number of users that predicted the outcome of the Brag correctly; and

●	the proportional weight of the amount of Brag Bucks each user entered in the specific Brag.

In addition to winning Brag Bucks through correct Brag predictions, users can earn Brag Bucks by:

●	Inviting new users to join the Brag House community through the Brag House platform’s “Invite Friends” feature;

●	Claiming the free daily chest spin that will award users a random number of Brag Bucks (within a specific range); and

●	Purchasing Brag Bucks chest spin packages in which each spin will award users a random number of Brag Bucks (within a specific range).

Brag Bucks that are awarded when a Brag House user invites friends or utilizes chest spins will be reflected in the user’s balance but will not affect the user’s leaderboard position. The Brag House leaderboards are Brag-specific, and they reflect the position of users who have predicted Brags correctly. A user’s position on a leaderboard is determined based on the number of Brag Bucks won on a particular Brag, minus the number of Brag Bucks that user placed in order to enter the Brag. The more net Brag Bucks a user wins, the higher they will appear on the leaderboard. The Brag House leaderboards are an important feature of the platform in that a user’s position on the leaderboards gives them the opportunity to win daily, weekly and monthly prizes.

A Brag House user’s total net Brag Bucks will be reflected in their balance. However, the user’s balance is dynamic in that it reflects all movement in the user’s total Brag Bucks. It does not present the amount of Brag Bucks each user has won in total or been awarded since joining the Brag House community. We believe that our Brag Bucks system motivates casual college gamers to join our platform and presents them with a unique opportunity in the gaming industry. By giving users the opportunity to place Brags, win Brag Bucks and move up our leaderboards, we believe that we have created a gaming platform that will continue to attract users looking to compete with their friends and other casual gamers.

Our Brag Bucks do not constitute property and cannot be sold, bartered or otherwise transferred to other users. Brag Bucks are only redeemable to unlock access to items within the Brag House Platform, including Loyalty Tokens. To date, Brag Bucks have not generated any meaningful revenue for the Company. Neither Brag Bucks nor Loyalty Tokens utilize blockchain technology. Please see “- Providing In-Application Digital Product Purchase Opportunities” below for more information.

Data Insights

We believe that understanding Gen Z is crucial for brands to build sustainable models that cater to this demographic. Our future revenue model, which we plan to implement during the third quarter of 2026, will offer brands the option to pay for accessing insights derived from anonymized and aggregated user data. This data will help brands tailor their marketing efforts, improving campaign effectiveness as measured by metrics such as CPM and CPC (each as defined below). By collecting anonymized and aggregated data on the habits, values, and social media use of our casual college gamer audience, who are primarily Gen Z, we hope to offer valuable insights into this generation while keeping their personally identifiable information safe and private. As part of this data insights strategy, we entered into service agreements with certain service providers, as discussed below.

Artemis; OTT Advisors

On November 13, 2024, Brag House entered into a Master Services Agreement (the “MSA”) with Artemis Ave LLC, a skilled technology company (“Artemis”), pursuant to which Artemis agreed to develop proprietary machine learning solutions for the Company’s platform (the “Software”) and provide certain related services. In exchange, the Company issued 937,500 shares of Brag House Common Stock to Artemis in December 2024.

On May 12, 2025, Brag House and Artemis entered into an amendment to the Master Services Agreement that eliminated Brag House’s obligation to pay to Artemis the difference between the actual price at which Artemis sells the shares of Brag House Common Stock allocated to it under the Master Services Agreement and the $4.00 target sale price per share, it being expressly understood that Brag House shall have no such obligation following the date of the amendment with respect to any sale of Brag House Common Stock by Artemis. As consideration for the elimination of the $4.00 per share guarantee in contemplation of Artemis delivering the services and deliverables to be provided pursuant to the Master Services Agreement, Brag House paid Artemis $225,000. The amendment to the Master Services Agreement did not alter any other provisions of the Master Services Agreement including the schedule for Artemis to deliver to Brag House the services and deliverables set forth therein.

On September 8, 2025, Brag House sent Artemis a Notice of Material Breach because Artemis had failed by such date to deliver to Brag House any services or deliverables that were to have been provided under the Master Services Agreement, let alone evidence that it had begun substantive work on the same. In its Notice, Brag House requested that Artemis cure the breach within 30 days as provided for in the Master Services Agreement.

On October 9, 2025, Brag House sent Artemis a Notice of Termination terminating the Master Services Agreement as the breach had not been cured. In this Notice, Brag House demanded that Artemis agree to cancel and return all 937,500 shares of Brag House Common Stock it had been allocated in the Master Services Agreement and return the $225,000 it had received for the Amendment of the same.

On October 10, 2025, Artemis sent Brag House a letter denying that it had breached the Master Services Agreement and challenging the effectiveness of the Notices of Material Breach and Termination, respectively.

Brag House and Artemis are presently engaged in negotiations to resolve their dispute amicably with Brag House seeking to cancel the issuance of the shares of Brag House Common Stock and have those shares already received by Artemis, which includes the shares of Brag House Common Stock currently held under lock-up for Artemis by Brag House’s transfer agent all returned to Brag House.

Having terminated its relationship with Artemis, Brag House contracted with OTT Advisors, LLC (“OTT”), an alternative third party vendor, to provide the Services and Deliverables that were to have been provided by Artemis. The Services and Deliverables to be provided by OTT will enable Brag House to (i) provide enhanced gaming and Brag House featured offerings to our users, thus improving the value proposition of paid memberships (subscriptions) on the B2C strategy, and provide advanced segmentation of audience data, allowing brands to create highly personalized marketing campaigns on the B2C strategy and (ii) gather, analyze, and provide anonymized and aggregated data based on the behaviors, preferences, and engagement of our Gen Z users, thereby empowering brands to create hyper-personalized marketing campaigns. We expect to have an initial beta version of the Software in the third quarter of 2026, followed by A/B testing and a refined beta in the fourth quarter of 2026.

EVEMeta; OTT Advisors

In connection with the execution of the Master Services Agreement with Artemis, on November 13, 2024, Brag House entered into a Software as a Service Agreement (the “Saas Agreement”) with EVEMeta, LLC, an innovative technology company (“EVEMeta”), pursuant to which EVEMeta agreed to license certain of its technology to Brag House to enhance our technology infrastructure. In exchange, the Company issued 312,500 shares of Brag House Common Stock to EVEMeta in December 2024.

On May 12, 2025, Brag House and EVEMeta entered into an amendment to the Software as a Services Agreement that eliminated Brag House’s obligation to pay to EVEMeta the difference between the actual price at which EVEMeta sells the shares of Brag House Common Stock allocated to it under the Software as a Services Agreement and the target sale price of $4.00 per share, it being expressly understood that Brag House shall have no such obligation following the date of the amendment with respect to any sale of Brag House Common Stock by EVEMeta. As consideration for the elimination of the $4.00 per share guarantee in contemplation of EVEMeta delivering the Compression Services as defined in and to be provided pursuant to the Software as a Services Agreement, Brag House paid EVEMeta $25,000. The amendment did not alter any other provisions of the Software as a Services Agreement including the schedule for EVEMeta to deliver to Brag House the Compression Services.

On September 8, 2025, Brag House sent EVEMeta a Notice of Material Breach because EVEMeta had failed by such date to deliver to Brag House the Compression Services that was to have been provided under the Software as a Services Agreement. In its Notice, Brag House requested that EVEMeta cure the breach within 30 days as provided for in the Software as a Services Agreement.

On October 9, 2025, Brag House sent EVEMeta a Notice of Termination terminating the Software as a Services Agreement, as the breach had not been cured. In this Notice, Brag House demanded that EVEMeta agree to cancel and return all 312,500 shares of Brag House Common Stock it had been allocated in the Software as a Services Agreement and return the $25,000 it had received for amending the agreement.

On October 10, 2025, EVEMeta sent Brag House a letter acknowledging that Brag House was able to and did terminate the parties’ Software as a Services Agreement.

Brag House and EVEMeta are presently engaged in negotiations to resolve their dispute amicably, with Brag House seeking to cancel the issuance of the shares of Brag House Common Stock  and have those shares already received by EVEMeta, which includes the shares currently held under lock-up for EVEMeta by Brag House’s transfer agent returned to Brag House.

Having terminated its relationship with EVEMeta, Brag House contracted with OTT to provide the Compression Services that were to have been provided by EVEMeta. The Compression Services to be provided by OTT are designed to optimize data streaming efficiency by significantly reducing bandwidth requirements while preserving content integrity and quality. This will allow streamed data to flow seamlessly between our servers and our users with less data consumption, thus lowering server costs without compromising the user experience. We expect this technology to be integrated into our platform by the third quarter of 2026, and that it will have an important role for our technology infrastructure in streamlining data to and from our servers with significant cost savings.

While we continue to prioritize advertising and marketing revenue, we believe that the development of the data insights revenue model represents a strategic advantage in leveraging our digital community for enhanced brand partnerships and data-driven marketing solutions.

Providing Our Users Multiple Subscription (Membership) Options

We have made major investments in the Brag House platform, and one of our central revenue drivers will be our auto-renewable subscription model, which will focus on a series of regular payments that our users make in order to access Brag House premium content and additional features and benefits. Currently, we only offer Bragger, our entry-level freemium membership. Our paid subscription service, which we expect to launch in the third quarter of 2026, will allow users to select from four membership tiers - Bragger Plus, Gamer, Streamer and Ultimate.

●	Bragger. This is our entry-level freemium membership. Braggers are video game enthusiasts who consider gaming a hobby and view gaming as a source of digital entertainment. Braggers can create a member-specific profile, create live-streams, watch streams on the Brag House application and place Brags using Brag Bucks, our in-application currency that accrues as users correctly predict Brags and allows Braggers the opportunity to move up on the Brag House leaderboard. The higher the user moves up on the leaderboard, the more opportunities they will have to win daily, weekly and monthly prizes. Each Bragger is given a free daily chest spin, which grants the user a randomly generated number of Brag Bucks. Additionally, Braggers have the opportunity to register for upcoming tournaments through the Brag House application. As of March 2, 2026, we had nearly 2,000 Bragger members.

●	Bragger Plus. This is our first level of paid membership. The Bragger Plus membership is targeted at individuals that spend more time per week watching video game streams and tournaments, and that we believe will have a stronger interest in participating in the Bragging Functionality and enjoying the premium Brag House features, than the typical Bragger member. By interacting more with the Brag House platform, Bragger Plus members will have the ability to earn larger Brag House prizes. In addition to the Bragger membership features, our Bragger Plus members will receive additional perks and features, including access to the Brag House multiplier, which apply to Bragger Plus members’ daily chest spins and purchased Brag Bucks chest packages, increasing the potential number of Brag Bucks generated and increasing the daily, weekly and monthly prizes based on where the user ends up on the various Brag House leaderboards. Bragger Plus members will also benefit from a 10% discount on all Brag House merchandise and have access to all token-specific Brags, which can be redeemed for sponsor-specific prizes and merchandise. Bragger Plus subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Bragger Plus membership will have a monthly fee of $2.99.

●	Gamer: This membership level is designed for users that typically focus on one or two video games, striving to outperform their competitors and enjoy the Brag House tournaments and challenges. Gamer members will have access to the perks and features of the Bragger Plus membership, along with early registration and a 50% discount on entry fees for all Brag House tournaments. Gamer members will also have access to private Brag House community channels, a 15% discount on all Brag House merchandise, and assistance in building their gamer portfolio, which includes a monthly 10- to 15-second highlight clip created by the Brag House team. Gamer subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Gamer membership will have a monthly fee of $4.99.

●	Streamer: This membership level is designed for users that are motivated by the opportunity to interact with other gamers and contribute to the growth of the gaming community, deriving personal benefit from the social aspects of the Brag House platform. In addition to the perks and features of the Bragger Plus membership, Streamers will be eligible for early tournament registration, the opportunity to feature their live stream on the Brag House application, a 15% discount on Brag House merchandise, access to private Brag House community channels and a monthly 10- to 15-second highlight clip created by the Brag House team. Unique to this membership level, Streamers will be granted access to educational sessions hosted by experienced Brag House streamers, which we believe are an excellent opportunity for Streamer-level gamers to distill insights on how to develop their streams to fit their personal brand, how to interact with their audience, how to create more engaging content and market their stream, form overlays and more. Streamers will also earn Brag Bucks based on various key performance indicators that they can achieve, including number of hours they streamed, number of consecutive days they streamed live on the Brag House application, number of Brags they created and audience interaction (specifically, the number of users that placed Brag Bucks on the Streamer’s Brags). Streamer subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Streamer membership will have a monthly fee of $4.99.

●	Ultimate: The Ultimate membership will be our most premium paid membership and provides the best opportunity for users to fully immerse themselves into the Brag House platform. Ultimate members will have access to all perks and features of the Gamer and Streamer memberships, along with additional features specific to the Ultimate membership. These additional perks and features will include the opportunity to be the first Brag House users to register for Brag House tournaments, access to two entry-free tournaments per month and 50% discount thereafter on tournaments’ entry fee, access to private Brag House community channels, a monthly 10- to 15-second highlight clip created by the Brag House team, the option to feature their streams on the Brag House application and access to the Streamers package providing seminars for users on how to develop their streams to fit their personal brand, interact with their audience, create more engaging content, market their stream, form overlays and more. Additionally, Ultimate members will be given a 25% discount on Brag House merchandise, a five-times multiplier on the Brag House daily chest spin and a two-times multiplier on earned Brag Bucks, which are based on the various key performance indicators in the Streamer membership. Ultimate subscriptions will be eligible for monthly, quarterly or annual renewal cycles. Our Streamer membership will have a monthly fee of $7.99.

User Retention

We are committed to continuously updating the Brag House platform and entering into gaming partnerships with corporations, professional sports teams and universities. We believe that our approach to the gaming industry, notably our targeting of the casual gamer, coupled with our exciting partnerships and continuous development of new Brag House offerings, will be influential in our drive to retain Brag House users. Our current efforts to retain our users include, but are not limited to:

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

Providing In-Application Digital Product Purchase Opportunities

We offer our users the opportunity to purchase various items through the Brag House application that we generally categorize as consumable items and non-consumable items. We believe that these digital products will present a meaningful revenue opportunity for us.

●	Consumable Items. This is the most common type of in-application purchase in mobile games. Most commonly, consumable items refer to in-game currency such as health bonuses and power-ups. Brag House users will have the option to purchase $1, $2.50 or $5 Brag Bucks chest packages. Each chest package will contain a random amount of in-application Brag Bucks within a specific range. Based on the randomization process, users will receive the amount of Brag Bucks that each purchased chest contains. Brag House users can utilize their Brag Bucks to unlock access to items with no real-world monetary value. Users may utilize Brag Bucks to unlock items such as access to Brags, access to exclusive Brag House content and access to non-sponsored Brag House tournaments. Certain Brags will give users access to another in-application point accrual mechanic, Loyalty Tokens. Loyalty Tokens cannot be used in Brags, traded with other users or sold for cash value. Users can redeem their Loyalty Tokens in our Brag House store for an assortment of prizes. The Loyalty Tokens include custom tournament sponsor tokens and brand partner tokens that can only be redeemed for specific prizes relating to the tournament or brand sponsor in our Brag House store. In addition, Loyalty Tokens include our main in-house Loyalty Token, our Brag Tokens, which users can redeem for all other open-access (i.e. non-sponsored) prizes in our Brag House store. Once a user earns and consumes their Brag Bucks and Loyalty Tokens, the consumable items will disappear. Brag Bucks have no time limit for use, but certain Loyalty Tokens have expiration dates associated with them. Specifically, the expiration dates apply to custom tournament sponsor tokens and brand partner tokens. Certain tokens are only available through a limited number of Brags or particular leaderboards, which creates a perceived rarity feature to those particular Loyalty Tokens. In order for gameplay to continue, every Brag allows a user to win a certain number of Brag Bucks. Additionally, unlike the Brag Bucks chest packages that users may purchase at any time to gain more Brag Bucks, Loyalty Tokens cannot be purchased. Rather, users can only earn Loyalty Tokens through token-specific Brags that Brag House makes available or through placement on particular leaderboards.

Brag Bucks and Loyalty Tokens do not constitute property and cannot be sold, bartered or otherwise transferred to other users. Brag Bucks and Loyalty tokens are only redeemable to unlock the consumable items mentioned above and otherwise have no real-world value. Neither Brag Bucks nor Loyalty Tokens utilizes blockchain technology.

●	Non-Consumable Items. Our non-consumable items, which are commonly referred to as “unlockable items” among members of the gaming community, include digital overlays, graphics, instructional videos and additional items that are currently under development, such as social media posts, video editing, highlighted streams, Brag House branding and marketing via discord and bulk package options. Unlike consumables, once a member gains access to non-consumable items by utilizing their Brag Bucks they will have permanent access to those items. Once launched, we will offer non-consumable items only to Gamer, Streamer and Ultimate-level members, thus offering an additional incentive for Brag House users to upgrade their subscription (membership) level from the Bragger freemium level.

Tournament Fees

To facilitate and enhance social engagement on our gaming platform beyond our recurring subscriber base, we offer tournaments to provide casual college gamers a chance to compete and fully immerse themselves in the Brag House community. Through March 2, 2026, we have held 30 major tournaments which saw more than 764 participants in the aggregate from nearly 250 colleges and universities across the United States, and which have generated an aggregate of approximately $667,000 of revenue.

Merchandise

We intend to sell company-branded Brag House merchandise through our website (www.braghouse.com) and our platform. Brag House users and non-user fans can purchase items such as customized Brag House long sleeve shirts, T-shirts, standard and zip up hoodies, beanies and snapback hats.

Key Performance Indicators

We focus on several key performance indicators, as discussed below, to assess our progress and drive revenue growth. We believe that by focusing on users and followers, engagement, and views and impressions, we can best measure our growth, the adoption of the Brag House platform and the overall impact that Brag House is having on the gaming industry.

1.	Views and Viewership. We experienced strong community growth since we launched through March 2, 2026, reaching nearly 1,400,000 video views of our Brag House Content on video platforms. From 2020 through 2025, the Company’s video views increased by 131% year-over-year. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per live stream across over 300,000 live views, nearly 175% greater than the industry benchmark of 11 minutes. This continued growth in views results in the exponential growth of our monetizable advertising inventory. Additionally, we believe that our growth in views will be achieved largely via user generated content submitted to us by our community, significantly limiting the production cost and overall investment required to achieve the continued growth in our viewership. We define “views” as the number of people who watch either live content (broadcasts) or Videos on Demand that are available across Brag House’s digital presence on platforms such as the Brag House website, app, social media channels (Instagram, X (formerly known as Twitter), LinkedIn, Facebook, Snapchat, TikTok and Reddit) as well as streaming services channels (Twitch, YouTube).

2.	Impressions and Reach. We have generated nearly 9.0 million impressions since inception through March 2, 2026. From 2020 through 2025, the Company’s impressions increased by 46% year-over-year. We define “impressions” as the aggregate number of times any pieces of our content have been viewed by Brag House users across all social media platforms, regardless of if the specific content was interacted with or not. We define “reach” as the number of unique users that view our content across all social media platforms.

3.	Engagement. As of March 2, 2026, we had an average engagement rate of 6.5% across our marketing platforms during periods of time we host online and in-person activations, which is over four times higher than the industry average of 1.5% according to Social Insider. This includes over 50,000 chat messages being sent during our gaming live streams. We continue to focus on ways that we can repackage and distribute this significant derivative content library for further monetization. We define “engagement” as all digital interaction between the Brag House brand and our followers and users as well as interaction between followers and users on the Brag House platform and social media channels. These engagements can be measured by comments, chatting, likes, shares, posting, signing up for tournaments and events, interacting with polls on social media, placing Brags on the Brag House platform, placing bracket predictions on the Brag House platform, and other similar actions. We calculate “engagement rate” by dividing the amount of engagement on a piece of our content by the overall reach of that piece of content.

4.	Cost per Thousand Impressions and Cost per Click. As of March 2, 2026, cost per thousand impressions, or cost per mille (“CPM”), was $3.26, which is nearly twice as cost effective as the average gaming industry CPM of $5.64. In addition, since 2023 through March 2, 2026, our cost per click (“CPC”) was $0.39, which is nearly twice as cost effective as the average gaming industry CPC of $0.70. We believe that a lower CPM and CPC will attract sponsors and increase our revenues from advertising on our platform as we offer brands a more cost effective route to advertise to Gen Z in a manner that would result in higher value from a return on investment point of view. We define CPM as the average cost a company pays for 1,000 advertisement impressions. Impressions occur when a user sees the advertisement. We define CPC as the cost that a company pays for the number of times users click on a display ad attached to their sites. We believe that once our data insights services are made available beginning in the third quarter of 2026, both CPM and CPC will decrease for sponsors that purchase such services.

Corporate Partnerships

Moroch Partners, Inc.

In 2021, we entered into an agency supplier agreement with Moroch Partners, Inc. (“Moroch”), a marketing and communications agency, pursuant to which we contracted for advertising and marketing services as well as the development of promotional materials bearing the trademarks of McDonald’s and Coca-Cola.

Pursuant to this agreement, we held the “Texas Loyalty Cup,” a Brag House tournament, in 2021 in collaboration with McDonald’s and Coca-Cola, where college students from various universities across the State of Texas competed against each other playing Nintendo’s Super Smash Bros. Brag House put on a full production for the tournament including, in-game commentary, pre and post interviews, and created original graphics to promote the McDonald’s and Coca-Cola brands, as well as their products. The 18-hour live stream event reached 660,000 people with gender demographics of 66.60% men and 33.40% women.

McDonald’s Corporation and The Coca-Cola Company

The success of the 2021 tournament led to a continued and stronger relationship with McDonald’s and Coca-Cola as we held two tournaments in 2022: (i) “SoCal FIFA 23 Tournament,” which was a direct contract with The Coca-Cola Company and collaborated with McDonald’s Corporation through their marketing agency of the Southern California Region, Davis Elen Advertising, and (ii) “Black and Positively Golden Gamers HBCU Tournament Featuring Fortnite,” which was a contract with McDonald’s through their agency, Walton Isaacson, in collaboration with Coca-Cola. Due to the success Brag House was able to achieve, the partnership with McDonald’s and Coca-Cola grew stronger as Brag House was contracted by Coca-Cola, in collaboration with McDonald’s, for the third consecutive year to host a nationwide Fortnite tournament with student gamers from five states (Washington, Oregon, California, Oklahoma and Kansas). The tournament is known as the Golden Royale Cup, and took place over the course of three weeks in November, with three qualifying matches, followed by a grand finale match. The Golden Royale Cup amassed nearly 20,000 total hours of aggregate live streaming content watched and garnered nearly 300,000 views from gamers watching the tournament in real time. Furthermore, the event received nearly 1 million impressions across Brag House’s social media platforms.

Fort Worth Sports Commission

In August 2023, Brag House entered into a license agreement with Fort Worth Sports Commission, a division of The City of Fort Worth, pursuant to which we hosted an in-person gamer and scholars event on September 21, 2024 at the Fort Worth Convention Center focused on college students for the State of Texas. This event showcased not only competitive gaming for the casual gamers but also educational and career opportunities related to gaming for Texas college students while giving the students opportunities to earn and win scholarships. This event featured speakers and panelists from diverse industries, including media agencies, universities, and the movie and entertainment sectors.

Denver Broncos

In March 2023, Brag House entered into a sponsorship agreement with the Denver Broncos, a world-renowned American Football franchise that competes in the National Football League, to be a gaming partner for in-person and digital gaming activations (i.e., gaming events) for, at minimum, the 2023-2024 NFL seasons. This arrangement concluded in September 2024.

Learfield Communications, LLC

On September 11, 2024, Brag House entered into a sales representation agreement with IMG College, LLC (Florida Gators Sports Properties), a wholly-owned subsidiary of Learfield Communications, LLC, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football, including multi-media rights for University of Florida athletics, with respect to University of Florida video gaming activations and tournaments in 2024 and 2025.

Our agreement with Learfield, which focuses on sales representation for sponsorship opportunities, provides for an initial term ending on June 30, 2025, with automatic one-year renewal periods (July 1 through June 30) unless either party terminates (i) upon 30 days’ written notice or (ii) for material default of the other party following notice and a ten day cure period. With respect to each sponsor that signs a contract, Brag House and Learfield will share revenue based on the percentage of each party’s individual services and/or assets (each of which services and assets will be assigned a monetary value). In addition, the party responsible for initiating contact with the sponsor, whether Brag House or Learfield, will receive a 20% commission of the net revenue of the sponsorship agreement with such amount being taken from the other party’s revenue share. Each party is responsible for its own administrative and overhead costs along with all fulfillment costs incurred with respect to its services and assets included in any contract signed by a sponsor.

We believe that Brag House will be able to leverage this relationship with Learfield to host tournaments and events across all of the universities for which Learfield holds media rights. Through these events, we further believe that Brag House will facilitate engagement with student bodies, clubs, and other university-affiliated organizations with the permission of Learfield and its support in doing so, which will enable us to gather insights from participating users in accordance with applicable data privacy laws. We therefore believe that this arrangement will contribute directly to Brag House’s revenue model through shared sponsorship earnings, while validating Brag House’s marketing and data strategy for reaching college-aged Gen Z gamers. However, it is important to note that the current agreement does not guarantee revenue, nor does it obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope. The partnership’s first activation was held in May 2025, which was for students and alumni of the University of Florida, one of Learfield’s media rights properties. In July 2025, we held the second activation, expanding on the success of our initial May 2025 Activation. The second activation was conducted virtually and designed to engage students and alumni through a digital tournament centered around EA College Football 26, following the game’s national release. The event incorporated university-branded content and featured participation from student-athletes, further aligning with our Name, Image, and Likeness (NIL) engagement strategy.

In December 2025, we hosted the third activation under our strategic partnership with Learfield. The activation was conducted virtually and featured current students and student-athletes from the University of Florida and rival institutions, including the University of Kentucky and the University of Oklahoma, competing side-by-side in a Call of Duty: Warzone tournament. The incorporation of university-branded content and featured participation by student-athletes demonstrates our continued alignment with our NIL strategy.

We believe that these activations demonstrated our ability to scale digital experiences across collegiate communities on our platform at the intersection of gaming and college sports, as well as through universities’ assets with pricing and value delivery defined through a structured commercial model, all of which reinforces our commercial model for integrating sponsorship, branded content and messaging, and fan engagement.

We further believe that this partnership positions us to scale across Learfield’s college network of nearly 200 universities and gain access to their media rights and assets that will enable both physical and digital activations and drive sponsorship revenue and brand engagement opportunities, while giving us access to extensive datasets across diverse college campuses as we evolve into a scalable data insights revenue model tailored to college-aged Gen Z gamers.

Additionally, we are advancing a data monetization strategy. The goal is to develop a proprietary machine learning-based SaaS platform designed to offer anonymized predictive data insights into Gen Z behavior for brand clients to create enhanced, personalized and effective marketing campaigns, which will validate our marketing and data strategy for reaching college-aged Gen Z gamers. We began development of this platform in March 2025, and expect to have a beta version ready by the third quarter of 2026.

From inception through December 31, 2025, our corporate relationship arrangements have accounted for 99% of our revenue.

While engaging with corporate sponsors is important to ensure we have the proper funding and infrastructure to host our popular tournaments, our college-level collaboration with organizations such as the Black Collegiate Gaming Association helps us to continue to drive grassroots adoption of our gaming platform at the college level. In total we have hosted three events through these organizations (all in 2021), and such events were sponsored by LA Sparks, PlayStation, GameStop, NASCAR and NBA2K. In addition to the full production described above, the Brag House hosted panel presentations, which included individuals such as Brittney Sykes, professional WNBA player at the LA Sparks, Jacqueline Beacucamp, Chairwoman & CEO of Engaged Media, and others.

Web Hosting Services with Amazon Web Services

We currently host our gaming platform and support our operations using Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, along with other service providers traditionally used by AWS. Our customer agreement with AWS will remain in effect until terminated by AWS or us. Either party may terminate this agreement if the other party is in material breach subject to a 30-day cure period following receipt of notice from the terminating party. AWS may also terminate the agreement immediately (i) for cause if AWS has the right to suspend under certain circumstances as set forth in the AWS customer agreement, (ii) if AWS’ relationship with a third party who provides software or other technology that AWS uses to provide its service to us expires, terminates or requires us to change the way AWS provides the software or other technology as part of the Services, or (iii) in order to comply with the law or requests of governmental entities.

Third Party Payment Processors

Sales and Marketing

Prospective members and subscribers are introduced to Brag House through eight primary marketing channels, consisting of:

1.	our Collegiate Leads Program that amplifies our grassroot approach, through which we continuously increase brand awareness around campuses of colleges and universities across the United States as well as drive new traffic of users to our platform (application and website) with higher focus on college students and alumni of those schools;

2.	our in-application referral program that incentivizes users to invite their friends and acquaintances to join our platform by providing bonus Brag Bucks for each new user that joined (monthly bonus limitation may apply in certain cases) and the ability to compete with them in a social manner over bragging rights and other prizes;

3.	professionally produced gaming tournaments of popular video games that are streamed live on our platform (application and website), including our Twitch and YouTube channels as well as our Facebook Page;

4.	content library on our Twitch and YouTube channels that can be found through organic searches and through shared links by hundreds of millions;

5.	Brag House social media channels on Instagram, Facebook, X (formerly known as Twitter), TikTok, SnapChat, LinkedIn and Reddit, which enable us to organically reach hundreds of thousands of users that continuously drive traffic to our platform (application and website);

6.	Ad campaigns on advertising platforms such as Snapchat Ads, TikTok Ads, Facebook Ads, Instagram Ads, X (formerly known as Twitter) Ads, LinkedIn Ads and Google Ads, which all help increase our organic reach to potentially hundreds of millions primarily in the United States, but in the rest of the world as well; and

7.	continued press, press releases and public relations that drive brand awareness to our platform.

In addition to these channels, we also market our community and platform through in-app and in-live broadcasts/streams promotions, search engine optimization, online advertising as well as aim to engage with various social influencers ranging from Nano- to Macro-influencers to achieve multiple marketing strategies and build email marketing campaigns.

Users typically begin their relationship with Brag House by viewing content on the Brag House platform, which includes our website, Twitch and YouTube channels as well as our Facebook Page, registering an email address, and/or by participating in our entry-free gaming tournaments. As discussed in “- Our B2C Strategy,” users become more engaged by creating a profile on our platform where they can become a Bragger, our freemium entry-level membership, and enjoy the benefits of the Bragger. Following the freemium Bragger membership, users can enhance their experience and engagement opportunities by upgrading their memberships from our freemium Bragger membership to one of our paid-membership levels, where they have access to premium Brag House features that are not available at the freemium Bragger membership level. While initial membership at the Bragger level is free, we do monetize all members as activity grows with one-off paid experiences, in-app purchases and merchandise sales as well as through brand and media sponsorship revenues.

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

Competition

Given that we operate in the global entertainment and gaming industry, we consider any type of discretionary leisure and entertainment provider to be a competitor with respect to consumers’ time and disposable income. Competition in the amateur gaming industry generally is intense. Our competitors range from established leagues and championships owned directly, as well as leagues franchised by, well known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur gaming ecosystem.

In the gaming industry, our competitors fall into several categories: game publishers (Activision Blizzard, Electronic Arts, Take-Two Interactive Software), Gen Z-focused social platforms (Snap, Meta, Roblox), and companies with sophisticated data-valuation capabilities (Alphabet). Additionally, we expect competition from new entrants and adjacent competitors as gaming continues to expand.

We differentiate ourselves from potential competition through our organic community and partnerships that enable experiences, community, content and commerce. Our core strengths include our ability to leverage our vertically integrated Brag House Platform to create economies of scale around gaming tournaments as well as facilitate significant user engagement through our dominance of the college market and exclusive corporate partnerships.

Our Competitive Strengths

Based on management’s experience in the industry, we believe we have the following competitive strengths that enable us to compete effectively:

●	Brag House has a first to market grassroots approach to reaching its community.

●	Our focus on casual games has allowed us to create an inclusive environment that promotes not only casual gamer experiences but also provides a venue for gamers to improve their skills and brand as the endeavor to become competitive or professional gamers and streamers.

●	Our media-tech platform has allowed us to concurrently develop what we believe are compelling B2C and B2B product and service offerings. We believe our position at the intersection of media, technology, and gaming allows us to offer advertising partners a level of engagement and personalization that traditional media platforms cannot match.

●	Our proprietary or other attributes regarding our development and delivery model.

●	Our platform not only facilitates discoverability but also paves the way for aspiring professional gamers and streamers to reach their goals.

Growth Prospects

As we continue to invest in creating inclusive, exciting and personalized experiences for our users through our Brag House Platform, we will strive to build a leadership position within the growing gaming industry. We have established key areas of strategic focus that will guide the way we think about our future B2C and B2B growth prospects:

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

Strengthen and grow our B2B Partnerships. Given the potential reach of our tournaments, we believe that we have the ability to reach, connect with, and influence a significant segment of casual gamers and spectators in a direct and authentic way. B2B partnerships represent a key part of our financial strategy, and because our target demographic represents such a large segment of the gaming market, we believe that we can be a bridge between our users and tournament participants and our B2B partners. We further believe that as we continue to organically grow our community we will gain valuable insights about our core demographic, Gen Z. We believe that these insights will be invaluable to both the core demographic as well as our brand partners because we will be able to empower our community to receive products and services of value to them, while providing brands more cost efficient strategies to market to them effectively. In the future, we aim to expand our current partnership and sponsorship model and create a data insight model that will empower our B2B partners to utilize data insights that we will choose to share with them to improve their success metrics, and therefore enhance the value and depth of our corporate relationships. To that end, Brag House has begun development of proprietary predictive data models designed to provide brands with in-depth Gen Z insights. We believe these models, combined with Learfield’s reach through its properties that it has media rights, will create expansive privacy protected and anonymized personally identifiable information datasets with actionable predictive data insights of consumer behavior through our platform that will help brands and advertisers create tailored campaigns to the preferences of their targeted audience.

Organic Growth through Additional Offerings. Though Brag House was founded for casual gamers, and providing a home for casual gamers will continue to be our mission, we believe that we can attract professional streamers and gamers by facilitating discoverability within our platform. We believe that we can help casual gamers grow their following and create original content through our Brag House Platform for fans and followers through access to our library resources and services. In addition, we believe that we can establish relationships with gaming agencies and professional gaming organizations and then connect these organizations to the gamers who build their profile using our platform. While we have no immediate plans to become an in-person events company, we believe that there is demand for in-person gaming events. Our first in-person event hosted at the University of Dallas in October 2021 drew more than 2,500 students and faculty; our long-term aim is to replicate and increase this turnout in future in-person events.

We encourage content creation by our users as part of our effort to help casual gamers interested in pursuing professional gaming; as a result, content creation may become one of our sources of revenue in the future.

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

Companies on the Internet, gaming products and services, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we may face in the future, allegations by third parties, including our competitors and non-practicing entities, that we have infringed their trademarks, copyrights, patents and other intellectual property rights. As our business grows, we will likely face such claims of infringement.

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

In addition, as a part of our experiences, we offer prizes and/or gifts as incentives to play. The federal Deceptive Mail Prevention and Enforcement Act and certain state prize, gift or sweepstakes statutes may apply to certain experiences we run from time to time, and other federal and state consumer protection laws applicable to online collection, use and dissemination of data, and the presentation of website or other electronic content, may require us to comply with certain standards for notice, choice, security and access. We believe that we are compliant with any applicable law or regulation when we run these experiences.

Environmental, Social and Governance Strategy

Our platform is designed to foster an authentic and welcoming community where casual gamers, streamers, fans, and friends can compete, engage in friendly banter, support their favorite players and teams, and participate in prize-driven events. Early user data indicates that approximately 30% of our members are women, representing nearly 40% of our reach and views, which we believe exceeds participation rates seen on many other gaming platforms.

Our focus is on expanding and strengthening our user base by ensuring that our content, events, and digital experiences resonate with a broad range of gamers across the United States. By cultivating an environment where different types of players feel comfortable participating, we are able to increase engagement, broaden market reach, and position Brag House for growth across multiple demographics and collegiate communities. This strategy supports our core business objectives: driving user acquisition, increasing time spent on the platform, and building a scalable national footprint across college campuses.

Employees

We subcontract work to five organizations as independent contractors and have three   full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

On June 11, 2021, Brag House, Ltd. (“BHL”) was registered in the United Kingdom. Their principal offices are located at 7 - 9 Swallow Street, London W1B 4DE, United Kingdom.

On August 16, 2021, BHL acquired all of the 10,000,000 issued and outstanding BHI shares held by BHI shareholders on a one for 14.07 basis (rounded to the nearest whole number) in exchange for 140,700,000 ordinary shares of £0.0001 in BHL, making BHI a wholly owned subsidiary of BHL (the “U.K. Reorganization”).

Following the U.K. Reorganization, the board of directors of BHL determined that it was in the best interests of BHL and its shareholders that BHL pursue an initial public offering in the United States and concurrent listing on Nasdaq. Brag House was formed to effect that proposed initial public offering and listing on Nasdaq. On February 8, 2022, Brag House approved a reorganization, in which the shareholders of BHL would exchange their ordinary shares and preference shares of BHL for a proportionate number of common and preferred shares in the Company on a 21 to 1 basis (the “U.S. Reorganization”). Immediately following the U.S. Reorganization, BHL became the wholly-owned subsidiary of the Company, and BHI became the indirect wholly-owned subsidiary of the Company.

We anticipate that BHL will be wound down and dissolved as soon as reasonably practicable.

We effected a 1 for 5.1287 consolidation of the issued and outstanding Brag House Common Stock and preferred stock on June 14, 2024 (the “Original Reverse Split”). On October 11, 2024, we canceled the Original Reverse Split and filed an amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1 for 2.43615 consolidation of the issued and outstanding Brag House Common Stock and preferred stock (the “Reverse Stock Split”). This Annual Report gives effect to the effectiveness of the Reverse Stock Split. Except where otherwise indicated, all share and per share data in this Annual Report have been retroactively restated to reflect the Reverse Stock Split.

On March 7, 2025, we closed our initial public offering (the “IPO”), selling 1,475,000 shares of Brag House Common Stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million, plus an additional 221,250 shares pursuant to the underwriters’ over-allotment option, for additional gross proceeds of $885,000.

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

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report, including our financial statements and related notes appearing elsewhere in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our Common Stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock could decline and you could lose all or part of your investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. For a summary of these risk factors, please see “Summary of Material Risk Factors” prior to Part I of this Annual Report.

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

Our history of recurring losses and anticipated expenditures raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We have incurred operating losses to date and it is possible we may never generate a profit. Our financial statements included elsewhere in this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. If we are unable to raise sufficient capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy. We incurred a net loss of $15,890,509 and $3,288,519 for the years ended December 31, 2025 and 2024, respectively, and our accumulated deficit was $30,538,211 and $14,647,702 as of December 31, 2025 and 2024, respectively.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition.

If our gaming platform does not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our securities.

The Brag House Common Stock is currently listed on the Nasdaq Capital Market. Continued listing of a security on the Nasdaq Capital Market is conditioned upon compliance with various continued listing standards. In the past, we have received notices from Nasdaq’s Listing Qualifications Department indicating that we had not complied with certain of the Nasdaq Capital Market’s continued listing standards. A delisting could substantially decrease trading in the Brag House Common Stock, adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, and employees and lead to fewer business development opportunities. Additionally, the market price of the Brag House Common Stock may decline further, and stockholders may lose some or all of their investment.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow the Brag House Common Stock to regain listing on the Nasdaq Capital Market, stabilize its market price, improve the liquidity of the Brag House Common Stock, prevent the Brag House Common Stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market or another national securities exchange’s listing requirements.

The loss of or a substantial reduction in activity by one or more of our largest clients, vendors and/or sponsors could materially and adversely affect our business, financial condition and results of operations.

Since inception, our corporate relationships have accounted for approximately 99% of our revenue. As we are still developing our Brag House platform and attracting new users, the loss of any one of these partners would currently be significant.

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

We have a limited operating history. Although we have experienced significant growth since our gaming platform for amateur online experiences was launched, and we established our amateur tournaments, our historical growth rate may not be indicative of our future performance due to our limited operating history and the rapid evolution of our business model. We may not be able to achieve similar results or accelerate growth at the same rate as we have historically. As our amateur tournaments continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations.

In addition, our rapid growth and expansion have placed, and continue to place, significant strain on our management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that our continued growth will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, tournaments in response to shifting demand in online gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are novel, evolving and relatively unproven. Our business and prospects depend on the continuing development of live streaming of competitive online gaming. The market for amateur online gaming competition is relatively new and rapidly developing and is subject to significant challenges. Our business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such a community through tournament fees, digital subscriptions for our gaming services, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the gaming industry will continue to grow as rapidly as it has in the past.

Our revenue model may not remain effective, and we cannot guarantee that our future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

Pursuant to our current business model, Brag House generates or expects to generate revenues from advertising- and sponsorship-related fees related to tournaments and through the operation of our live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments and pay fees to compete in tournaments. We expect to continue to generate a substantial portion of revenues using this revenue model in the near term and, to date, substantially all of our revenue has been generated business-to-business from tournaments-related fees. Our other intended revenue sources we discuss in this Annual Report have not generated meaningful revenue as of yet. We are, however, particularly focused on implementing a direct to consumer model for our expanding gamer base. Although our business has experienced significant growth in recent years, there is no guarantee that our direct to consumer packages will gain significant traction to maximize our growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve gamer demands effectively.

Our marketing and advertising efforts may fail to resonate with amateur gamers and creators.

We market our amateur tournaments through a diverse spectrum of advertising and promotional programs and campaigns such as online and mobile advertising, marketing through websites, event sponsorship and direct communications with our gaming community including via email, blogs and other electronic means. An increasing portion of our marketing activity is taking place on social media platforms that are either outside, or not totally within, our direct control. Changes to gamer preferences, marketing regulations, privacy and data protection laws, technology changes or service disruptions may negatively impact our ability to reach target gamers and creators. Our ability to market our amateur tournaments is dependent in part upon the success of these programs. If the marketing for our amateur tournaments fails to resonate and expand with the gamer community, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur tournaments may suffer.

Rapid technology changes in the gaming market require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in the gaming market. We have invested, and in the future may invest, in new business strategies including a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the amateur gamer and deliver the best online and in-person gaming experience. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology that we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected, and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology or develop amateur tournaments that become popular with gamers and creators, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

Our development process usually starts with particular gamer experiences in mind and a range of technical development and feature goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competitors may be able to achieve them more quickly and effectively than we can based on having greater operating capital and personnel resources. If we cannot achieve our technology goals within the original development schedule, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may be required to significantly increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our launch schedule or to keep up with our competitors, which would increase our development expenses.

We have a community culture that is vital to our success. Our operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

We have cultivated an interactive and vibrant online social gamer community centered around amateur online gaming. We ensure a superior gamer experience by continuously improving the user interface and features of our gaming platform along with offering a multitude of competitive and recreational gaming experiences with first tier games. We believe that maintaining and promoting a vibrant community culture is critical to retaining and expanding our gamer community. We have taken multiple initiatives to preserve our community culture and values. Despite our efforts, we may be unable to maintain our community culture and cease to be the preferred platform for our target gamers and creators as we expand our gamer footprint, which would be detrimental to our business operations.

We operate in the entertainment and gaming industries, both of which are intensely competitive. Our users may prefer our competitors’ offerings over our own.

We operate in the gaming industry. Competition in the amateur gaming industry generally is intense. Our competitors range from established leagues and championships owned directly, as well as leagues franchised by, well known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur gaming ecosystem. If our competitors develop and launch competing amateur tournaments, or develop a more successful amateur online gaming platform, our revenue, margins, and profitability will decline.

In addition, we operate in the entertainment industry. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, and sporting events, may be perceived by our users to offer greater variety, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our gaming platform, our business model may not continue to be viable.

The specific industries in which we operate are characterized by dynamic user demand and technological advances, and there is intense competition among online gaming platforms and entertainment providers. A number of established, well-financed companies producing gaming content and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our business could suffer.

We currently have only limited license agreements with game publishers, and may not in the future enter into additional license agreements. Failure to do so may require us to modify, limit, or discontinue certain services, which could materially affect our business, financial conditions and results of operations.

The size and engagement level of our online and in-person gamers are critical to our success and are closely linked to the quality and popularity of the game publishers. Changes in consumer demand for, and acceptance of, the game titles that we offer for our tournaments and activities, as well as online multiplayer competitive gaming in general, could adversely affect our ability to attract and retain users and affect the financial condition of our business. We currently have only limited license agreements in place with game publishers for the use of certain game titles played on our platform and may not in the future enter into additional license agreements. These game publishers may unilaterally decide to prevent us from offering experiences on our platform using their game titles, as the case may be. Should those game publishers choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our tournaments may decline and the number of our gamers and creators may decrease, which could materially and adversely affect our results of operations and financial condition.

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

Our success depends on our ability to maintain and grow the number of amateur gamers and creators attending and participating in our online tournaments, using our gaming platform, and keeping our gamers and creators highly engaged. Of particular importance is the successful deployment and expansion of our direct to consumer model to our gaming community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage amateur gamers and creators and remain competitive, we must continue to develop and produce engaging tournaments, successfully leverage the newest “hit” games and titles, implement new technologies and strategies, improve features of our gaming platform and stimulate interactions in our gamer community.

A decline in the number of our amateur gamers and creators in our ecosystem may adversely affect the engagement level of our gamers and creators, the vibrancy of our gamer community, or the popularity of our amateur league play, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain or convert gamers and creators into direct to consumer-based paying gamers and creators, our revenues may decline and our results of operations and financial condition may suffer.

We cannot assure you that our online and in-person gaming platform will remain sufficiently popular with amateur gamers and creators to offset the costs incurred to operate and expand it. It is vital to our operations that we remain sensitive and responsive to evolving gamer preferences and offer first-tier game content that attracts our amateur gamers and creators. We must also keep providing amateur gamers and creators with new features and functions to enable superior content viewing and social interaction. Further, we will need to continue to develop and improve our gaming platform and to enhance our brand awareness, which may require us to incur substantial costs and expenses. If such increased costs and expenses do not effectively translate into an improved gamer experience and direct to consumer-based, long-term engagement, our results of operations may be materially and adversely affected.

In addition, users may stop using our gaming platform at any time, including if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive offerings.

The ability to grow our business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content and amateur tournaments.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, amateur league tournaments, including our social media platforms on Instagram, Facebook, LinkedIn, X (formerly Twitter), TikTok, Reddit, Snapchat and various streaming outlets, including Twitch, YouTube, Meta Platforms, and ESL.tv. Our success also depends on our ability to accurately predict which channels, games, and platforms will be successful with the gaming community, our ability to develop and distribute commercially successful content, which is presently available on Twitch, amateur tournaments for these channels and gaming platforms and our ability to effectively manage the transition of our gamers and creators from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our amateur gaming tournaments on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and gamers and creators away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing amateur tournaments is lower than our expectations, we may be unable to fully recover the investments we have made and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

If we fail to maintain and enhance our brand or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. A well-recognized brand is important to increasing the number of gamers and creators and the level of engagement of our overall gaming community, which is critical in enhancing our attractiveness to advertisers, sponsors, and corporate partners. As we operate in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance our market position.

Although we have developed our brand and amateur tournaments through word of mouth referrals and key strategic partners, as we expand we may conduct various marketing and brand promotion activities using various methods to continue promoting our brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

In addition, any negative publicity in relation to our tournaments or operations, regardless of its veracity, could harm our brand and reputation. Negative publicity or public complaints from gamers and creators may harm our reputation, and if complaints against us are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Negative gamer perceptions about our brand, gaming platform, amateur tournaments and/or business practices may damage our business and increase the costs incurred in addressing gamer concerns.

Gamer expectations regarding the quality, performance and integrity of our amateur tournaments are high. Gamers and creators may be critical of our brand, gaming platform, tournaments and/or business practices for a wide variety of reasons. These negative gamer reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative gamer reactions to game content via social media or other outlets, components and services, or objections to certain of our business practices. Negative gamer sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. The games offered through our gaming platform and other software applications and systems may contain defects and the third-party platforms upon which they are made available could contain undetected errors.

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

If our user base and engagement continue to grow, and the amount and types of offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies or other catastrophic events.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our services would harm our reputation, business and operating results.

Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally.

In the course of our business, we may collect, process, store and use gamer and other information, including personally identifiable information, passwords and credit card information, the latter of which is subject to PCI-DSS (Payment Card Industry Data Security Standard) compliance. In addition, through our data insights model that we intend to implement during the third quarter of 2026, we plan to collect data giving insight into the lifestyle and behavior of our users. We have not sold, and do not intend to sell, any personally identifiable information to third parties or brands for marketing purposes. Any sharing of personally identifiable information with third parties is limited solely to what is necessary for the operation, security, and functionality of our platform (for example, with payment processors or service providers that support core platform features), and such sharing is subject to contractual and legal safeguards. The data insights we expect to provide to brands or partners will consist exclusively of aggregated, anonymized datasets that do not identify individual users.

Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure this information, could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially adversely affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our ability to maintain the credibility of our gamer community. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and creators and revenue.

A failure of Brag House’s information technology (IT) and data security infrastructure could adversely impact our business, operations, and reputation.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or those of service providers, business partners or employee information may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third-party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed or taken without their consent.

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks and our gaming platform, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure, including third party cloud hosting and broadband, provided by third party business partners to support the in-person and online functionality of our gaming platform. These business partners are also subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems and processes to guard against cyber risks and to help protect our data and systems. The techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our networks and gaming platform change frequently and often are not detected. Our systems and processes, and the systems and processes of our third-party business partners, however, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our gaming platform, degrade the gamer experience, cause gamers and creators to lose confidence in our gaming platform and cease utilizing it, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

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

Security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increase. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; and litigation, regulatory action and other potential liabilities. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

We currently host our gaming platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services, along with other service providers traditionally used by AWS. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays, and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. Either party may terminate this agreement for cause if the other party is in material breach of the agreement and the material breach remains uncured for a period of 30 days from receipt of notice by the other party. AWS may also terminate the agreement immediately upon notice (i) for cause if AWS has the right to suspend under certain circumstances as set forth in the AWS customer agreement, (ii) if AWS’ relationship with a third-party partner who provides software or other technology that AWS uses to provide its service to us expires, terminates or requires us to change the way AWS provides the software or other technology as part of its services, or (iii) in order to comply with the law or requests of governmental entities. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host our platform on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

We depend on servers to operate our platform with online features and our online gaming service. If we were to lose server functionality for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason could degrade or interrupt the functionality of our platform and could prevent the operation of our platform for both in-person and online gaming experiences.

We also rely on networks operated by third parties to support content on our platform, including networks owned and operated by game publishers. An extended interruption to any of these services could adversely affect the use of our platform, which would have a negative impact on our business.

Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur unnecessary operating costs.

Our online gaming platform and games offered through our gaming platform may contain defects.

Our online platform and the games offered through our platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our platform before updates are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of our platform and associated systems and controls. Therefore, our platform and quality controls and preventative measures we have implemented may not be effective in detecting all defects in our gaming platform. In the event a significant defect in our gaming platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our tournaments and other gameplay, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

We use third-party services and technologies in connection with our business, and any disruption to the provision of these services and technologies to us could result in negative publicity and a slowdown in the growth of our users, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our gaming services will be negatively impacted and alternative resources will not be immediately available. In addition, certain third-party software that we use in our operations is currently publicly available free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

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

We make our platform available across a variety of mobile operating systems and devices. We are dependent on the interoperability of our platform with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. Any changes in such mobile operating systems or devices that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform. In order to deliver high quality services, it is important that our platform works well across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our users to access and use our platform, particularly on their mobile devices, our user growth and user engagement could be harmed, and our business and operating results could be adversely affected.

We rely on third-party payment processors to process deposits and withdrawals made by our users into the platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users into our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users on our platform, any of which could make our platform less trustworthy and convenient and adversely affect our ability to attract and retain users.

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

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. The realization of any of the foregoing risks could adversely affect our business, financial condition and results of operations.

If the Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We require technology-based service providers to implement cyber-attack-resilient systems and processes. If Internet service providers experience service interruptions, including because of cyber-attacks or due to an event causing an unusually high volume of Internet use, communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, that may not be successful and thus may impact the ability of our users to access our platform or offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems.

There can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties that these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, that causes a loss of our users’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the user experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Over-reliance on certain third parties, or our inability to extend existing relationships, or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

From inception through December 31, 2025, our corporate relationships have accounted for 99% of our revenue. The loss of or a substantial reduction in activity by one or more of our largest clients, vendors and/or sponsors could materially and adversely affect our business, financial condition and results of operations.

These relationships, along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses, direct consumers to our platform. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other gaming platforms with whom we compete.

While we believe that there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing or future relationships fail to provide services to us in accordance with the terms of our arrangement with them, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

We generate revenue from advertising. The loss of advertisers, or reduction in spending by advertisers with Brag House, could seriously harm our business.

Currently, we generate substantially all of our revenues from advertising fees related to tournaments, which we expect to further develop and expand in the near future as we increase our digital and on-campus presence at colleges and universities across the United States, expand the online and digital content offerings produced by both Brag House and users on our platform, and diversify the technology solutions we provide to corporate brands. These revenues partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the gaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our gaming platform. If the online advertising market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising revenue and our profitability and prospects may be materially and adversely affected.

Furthermore, our core and long-term priority of optimizing the gamer experience and satisfaction may limit our gaming platform’s ability to generate revenues from advertising, such as sponsorship. For example, in order to provide our gamers and creators with an uninterrupted competitive gaming experience, we do not place significant amounts of advertising on our streaming interface or insert pop-up advertisements during streaming. While this decision could adversely affect our operating results in the short-term, we believe that it enables us to provide a superior gamer experience on our gaming platform, which will help us expand and maintain our current base of gamers and creators and enhance our monetization potential in the long-term. However, this philosophy of putting our gamers and creators first may also negatively impact our relationships with advertisers, sponsors or other third parties, and may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

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

In addition, we include modes in our gaming platform that allow players to compete against each other. Although we structure and operate these skill-based tournaments with applicable laws in mind, our skill-based tournaments in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

Consumers are able to play the games offered through our gaming platform online, using our platform. We collect and store information about our consumers both personally identifying and non-personally identifying information. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personally identifiable information and other user data. Numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. Outside the United States, personally identifiable information and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations and have imposed greater legal obligations on companies in this regard. For example, in April 2016, European legislative bodies adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside of the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on service providers. Non-compliance with the GDPR may result in monetary penalties of up to €20.0 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate. The European Commission is also currently negotiating a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to European Union data protection law or its interpretation could disrupt and/or harm our business.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment, especially in regard to regulation of data protection, in the U.K. and other European Union countries, and the formal process for leaving the European Union has taken years to complete. The U.K. formally left the European Union on January 31, 2020 and began a transition period that expired on December 31, 2020. In particular, while the U.K. has implemented legislation that implements and complements the GDPR, with penalties of noncompliance of up to the greater of £17.5 million or 4% of worldwide revenues, it is unclear how data transfers to and from the United Kingdom will be regulated. The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Although player interaction on our platform is subject to our privacy policies, end user license agreements, and terms of service, if we fail to comply with our posted privacy policies, end user license agreements, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and/or harm our business.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Further, our failure, and/or the failure by the various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data, or the perception that any such failure or compromise has occurred, could damage our reputation, result in a loss of creators or gamers, discourage potential creators and gamers from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have an adverse effect on our business, results of operations and financial condition. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretation of the GDPR and other regulatory requirements requires time and resources and a review of the technology and systems currently in use against the requirements of GDPR and other regulations.

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

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting games, our gaming platform or other features or services that incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license (if licenses are available at all), all of which could be costly, results in a loss of revenues for us and otherwise harm our business.

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

Our technology, content and brand are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

We regard our technology, content and brand as proprietary and take measures to protect our technology, content and brand and other confidential information from infringement. Piracy and other forms of unauthorized copying and use of our technology, content and brand are persistent, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our intellectual property rights to the same extent as the laws of the United States or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used by our business partners or by us, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all have contributed to an expansion in unauthorized copying of our technology, content and brand.

Third parties may register trademarks or domain names or purchase internet search engine keywords that are similar to our registered trademark or pending trademarks, brands or websites, or misappropriate our data and copy our gaming platform, all of which could cause confusion, divert gamers and creators away from our gaming platform and tournaments, or harm our reputation.

Competitors and other third parties may register trademarks that are similar to our trademarks and purchase domain names or Internet search engine keywords that are confusingly similar to our brands or websites in Internet search engine advertising programs and in the header and text of the resulting sponsored links or advertisements in order to divert gamers and creators from us to their websites. Preventing such unauthorized use is inherently difficult. If we are unable to prevent such unauthorized use, competitors and other third parties may continue to drive potential gamers and creators away from our gaming platform to competing, irrelevant or potentially offensive platforms, which could harm our reputation and cause us to lose revenue.

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

Currently, we have one registered trademark. We also plan to file patents to protect our core technology and intellectual property. We cannot assure you that we will be granted a patent with respect to any patent applications we intend to file. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. Failure to maintain or protect these rights could harm our business. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our pending patent and trademark applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

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

Our interactive live streaming platform enables gamers and creators to exchange information and engage in various other online activities. Although content on our online gaming platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to content or information that is made available on our platform, including claims of defamation, disparagement, intellectual property infringement, or other alleged damages could be asserted against us. We may be subject to claims by virtue of our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties. Further, although we require our gamers and creators to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers and creators. In addition, because a majority of the communications on our online and in-person gaming platform is conducted in real-time, we are unable to examine the content generated by gamers and creators before they are posted or streamed. Therefore, it is possible that gamers and creators may engage in illegal, obscene or incendiary conversations or activities, including publishing inappropriate or illegal content that may be deemed unlawful. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our online gaming platform.

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

The law relating to the liability of online service providers for others’ activities on their services is still somewhat unsettled around the world. We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act (the “CDA”), and the fair-use doctrine. Each of these statutes and doctrines, however, is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. If these state laws were upheld in a challenge in court or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to our platform, we could incur liability or be required to make significant changes to our online gaming platform, business practices, or operations, and our business could be seriously harmed. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner. Moreover, the costs of compliance may continue to increase when more content is made available on our platform as a result of our growing base of gamers and creators, which may adversely affect our results of operations.

Intensified government regulation of the Internet industry could restrict our ability to maintain or increase the level of traffic to our gaming platform as well as our ability to capture other market opportunities.

Businesses operating over the Internet are increasingly subject to strict scrutiny. New laws and regulations may be adopted from time to time to address new issues that come to authorities’ attention. We may not timely obtain or maintain all the required licenses or approvals or make all the necessary filings in the future. We also cannot assure you that we will be able to obtain all required licenses or approvals if we plan to expand into other Internet-based businesses. If we fail to obtain or maintain any of the required licenses or approvals or make the necessary filings, we may be subject to various penalties, which may disrupt our business operations or derail our business strategy and materially and adversely affect our business, financial condition and results of operations.

Changes in intellectual property laws and governmental regulations regarding the internet that are applied adversely to us or our users may have a material adverse effect on our business operations, financial condition and results of operations.

New intellectual property laws, statutes, rules and regulations could be enacted at any time, which may affect our business and financial performance. Further, the applicability and scope of these laws, as interpreted by the courts, remain uncertain and could harm our business. To date, laws, regulations and enforcement actions by governments have not materially restricted use of the Internet in most parts of the world. However, the legal and regulatory environment relating to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising.

In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our online gaming platform over the Internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act, the CDA, and the fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union.

Each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or users to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our platform and offerings, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

General Risks Relating to the Company

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our financial performance is subject to global and U.S. economic conditions and their impact on levels of spending by users and advertisers. We are currently dealing with global changes in the macro-economic environment including disruptions in supply chain, labor disruptions, challenges in manufacturing, declines in customer demand, inflationary pressures, rising interest rates, and an impaired ability to access credit and capital markets, among other things. There are uncertainties as to the outcome of current financial conditions, including a recessionary environment or a contraction in the economy, that may impact overall consumer demand and supply requirements. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the entertainment and gaming industries, and may adversely affect our business and financial condition.

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

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources that could, in turn, reduce our cash flows and limit our ability to pursue growth opportunities.

Unfavorable economic conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

To date, our principal sources of capital used to fund our operations have been the net proceeds we received from sales of equity securities. We have and will continue to use significant capital for the growth and development of our business and, as such, we expect to seek additional capital either from operations or that may be available from future issuance(s) of Brag House Common Stock or debt financings to fund our planned operations.

Accordingly, our results of operations and the implementation of our long-term business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control. The most recent global financial crisis resulted in extreme volatility and slowdown in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us, including limiting our ability to obtain additional capital from the capital markets. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

Our business depends substantially on the continuing efforts of our executive officers, key employees and qualified personnel, and our business operations may be severely disrupted if we lose their services.

Our future success depends substantially on the continued efforts of our executive officers and key employees. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all. Since the gaming industry is characterized by high demand and intense competition for talents, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees. In addition, as the Company is relatively young, our ability to train and integrate new employees into our operations may not meet the growing demands of our business, which may materially and adversely affect our ability to grow our business and hence our results of operations.

If any of our executive officers and key employees terminate their services with us, our business may be severely disrupted, our financial condition and results of operations may be materially and adversely affected and we may incur additional expenses to recruit, train and retain qualified personnel. If any of our executive officers or key employees joins a competitor or forms a competing company, we may lose gamers and creators, know-how and key professionals and staff members. While certain of our executive officers and key employees have entered into non-solicitation and non-competition agreements with us, certain provisions thereof may be deemed legally invalid or unenforceable. If any dispute arises between our executive officers and us, we cannot assure you that we would be able to enforce these non-compete agreements.

Changes in tax laws or regulations that are applied adversely to us or our clients may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings and adversely affect our operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, tax legislation was signed into law that contained many significant changes to the U.S. tax laws. Future guidance from the IRS and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 (the “CARES Act”) modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act, or any newly enacted federal tax legislation.

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations. We urge our stockholders and investors to consult with our legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding the Brag House Common Stock.

Our management team has limited experience managing a public company.

The members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our ongoing transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

We have identified material weaknesses in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We have identified control deficiencies in our financial reporting process that constitute material weaknesses in our internal control over financial reporting as of December 31, 2025 and 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have a material weakness related to the review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating, legal, and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company or board approval of certain stock-based compensation awarded. Additionally, we have a material weakness over the reconciliation and approval of general ledger accounts, and the review and approval of related journal entries. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around these processes, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, our operations may be negatively impacted, as all Company activities take place online.

We have started to take measures to address the material weaknesses that have been identified but believe that, as of December 31, 2025, such material weaknesses in our internal control over financial reporting have not been remediated.

We expect to complete our remediation plan within the next 12 months. We have completed the assessment of the effectiveness of our internal control over financial reporting and cannot assure you that we will be able to successfully remediate these material weaknesses and, even if we do, we cannot assure you that we will not suffer from other material weaknesses in the future.

If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could result in loss of investors’ confidence in the reliability of our financial statements, limit our ability to raise capital and have a negative effect on the trading price of the Brag House Common Stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal control over financial reporting may also, impair our ability to timely file to file timely and accurate reports with the SEC, subject us to litigation or investigation or sanctions by authorities, and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures, including the costs of hiring additional personnel. Any of the above could negatively affect our results of operations, financial condition and cash flows.

The requirements of being a public company are costly, may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.” Complying with such regulatory requirements could have a material adverse effect on our business, results of operations and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Exchange Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have secured D&O insurance policies providing for an aggregate of $5.0 million in coverage and a Cyber policy providing for $2.0 million in coverage, which are effective into 2026. Following the consummation of the Merger, we believe the costs to maintain and renew the D&O insurance will increase substantially. We may be required to accept reduced coverage or incur significantly higher costs to obtain adequate coverage in the future, which could adversely affect our financial condition. Furthermore, if we are unable to maintain adequate or cost-effective insurance coverage commensurate with the risks of our new business, we may find it more difficult to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the Brag House Common Stock, fines, sanctions, and other regulatory action and potentially civil litigation, which could have a material adverse effect on our financial condition and results of operations.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the requirements regarding auditor attestation of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them.

A substantial portion of the total issued and outstanding shares of Brag House Common Stock may be sold into the market at any time. This could cause the market price of the Brag House Common Stock to drop significantly, even if our business is doing well.

As of March 26, 2026, 23,496,125 shares of Brag House Common Stock were outstanding, approximately 20,808,971 of which, including shares sold in our IPO and registered for resale, are freely tradable without contractual or other restrictions or further registration under the federal securities laws. In addition, we may issue up to an additional 3,350,692 shares of Brag House Common Stock, including 1,505,556 shares pursuant to outstanding awards, under the Brag House Holdings, Inc. Amended and Restated 2024 Omnibus Incentive Plan, the issuance of which has been or will be registered with the SEC and will be able to be freely sold in the public market upon issuance, unless pursuant to their terms these share awards have transfer restrictions attached to them. Sales of a substantial number of shares of Brag House Common Stock, or the perception in the market that the holders of a large number of shares intend to sell shares of Brag House Common Stock, could reduce the market price of the Brag House Common Stock.

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

Risks Relating to the Merger

Failure to complete, or delays in completing, the Merger could materially and adversely affect Brag House’s or House of Doge’s results of operations, business, and financial results and may cause a decline in the market price of the Brag House Common Stock.

Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy or, to the extent permitted by applicable law, waive these required closing conditions may prevent, delay or otherwise materially adversely affect the consummation of the Merger. We cannot predict with certainty whether or when any of the required conditions will be satisfied or, to the extent permitted by applicable law, waived, or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Each of Brag House’s and House of Doge’s efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, their respective business, which may materially adversely affect their respective results of operation and business. Uncertainty as to whether the Merger will be completed may affect each of Brag House’s and House of Doge’s ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. Uncertainty as to whether the Merger will be completed could adversely affect each of Brag House’s and House of Doge’s business and relationship with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer their decisions to work with Brag House or House of Doge or seek to change their existing business relationships with them. Changes to, or termination of, existing business relationships could adversely affect each of Brag House’s and House of Doge’s results of operations and financial condition, as well as the market price of the Brag House Common Stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Existing Brag House stockholders will have a significantly reduced ownership and voting interest in the Combined Company (as defined below) after the Merger and will exercise little to no influence over management of the Combined Company.

After the completion of the Merger, the Brag House stockholders immediately prior to the Effective Time will own a significantly smaller percentage of the Combined Company than they currently own of Brag House. Upon completion of the Merger, the existing Brag House securityholders will retain between approximately 5.59% and 9.10% of the Combined Company’s voting power and indirect economic interest of its subsidiaries, and potentially even less if House of Doge enters into additional agreements pursuant to which it engages in additional Permitted Issuances (as defined below) of additional shares of House of Doge Common Stock prior to the Effective Time, although we do not expect House of Doge to do so. The stockholders of House of Doge immediately prior to the Effective Time will hold the vast majority of the Combined Company’s voting power following the consummation of the Merger. Consequently, the Brag House stockholders immediately prior to the Effective Time, as a group, will have significantly reduced ownership and voting power in the Combined Company compared to their ownership and voting power in Brag House prior to the completion of the Merger. In particular, Brag House stockholders, as a group, will have minimal ownership and voting power of the Combined Company and therefore will be able to exercise little to no influence over the management and policies of the Combined Company. “Combined Company” shall mean the Company, renamed “House of Doge Inc.,” following the consummation of the Merger. “Permitted Issuances” shall mean House of Doge’s issuance of shares of House of Doge Common Stock after execution of the Merger Agreement in arms-length commercial business transactions negotiated in good faith by House of Doge in the ordinary course of business and not to any affiliate or insider.

The Exchange Ratio (as defined below) will not be adjusted based on the market price of the Brag House Common Stock or for Permitted Issuances of shares of House of Doge Common Stock prior to the Effective Time, so the Merger consideration at the Effective Time may have a greater or lesser value than at the time the Merger Agreement was signed and Brag House’s stockholders could face more dilution than currently anticipated as of the Effective Time.

At the Effective Time, as described in the Merger Agreement, outstanding shares of House of Doge Common Stock will be converted into shares of Brag House Common Stock or Series C Preferred Stock. Based on House of Doge’s capitalization as of the date of the Merger Agreement, the Exchange Ratio is estimated to be equal to approximately 1.79754 shares of Brag House Common Stock (or shares of Series C Preferred Stock convertible into such number of shares of Brag House Common Stock) for each share of House of Doge Common Stock. After applying the Exchange Ratio, and assuming no additional issuances of shares of House of Doge Common Stock prior to the Effective Time, the former House of Doge securityholders are expected to own approximately 90.90% and the former Brag House securityholders are expected to own approximately 9.10% of the outstanding shares of Brag House Common Stock on a fully-diluted basis as of the Effective Time. “Exchange Ratio” shall mean a number equal to the quotient obtained by dividing (i) 663,250,176 by (b) the aggregate number of shares of House of Doge Common Stock outstanding immediately prior to the Effective Time on a fully diluted basis (that is, assuming the exercise or conversion into shares of House of Doge Common Stock of all instruments exercisable for or convertible into shares of House of Doge Common Stock, provided that any shares of House of Doge Common Stock issued by House of Doge after execution of the Merger Agreement in arms-length commercial business transactions negotiated in good faith by House of Doge in the ordinary course of business and not to any affiliate or insider as permitted will be excluded from clause (ii) of the Exchange Ratio calculation.

Any changes in the market price of Brag House Common Stock before the completion of the Merger will not affect the Exchange Ratio or the number of shares that former House of Doge stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of the Brag House Common Stock increases from the market price on the date of the Merger Agreement, then House of Doge stockholders could receive Merger consideration with substantially more value for their shares of House of Doge Common Stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the Merger the market price of the Brag House Common Stock declines from the market price on the date of the Merger Agreement, then House of Doge stockholders could receive Merger consideration with substantially lower value than the parties negotiated when they established the Exchange Ratio. In addition, because the Exchange Ratio will not be adjusted for the number of shares of House of Doge Common Stock issued in Permitted Issuances prior to the Effective Time, Brag House could wind up issuing a significantly greater number of shares of Brag House Common Stock (or Series C Preferred Stock in lieu hereof) to the House of Doge stockholders than the parties anticipated at the time they entered into the Merger Agreement, meaning the former Brag House stockholders would retain an even smaller economic interest in, and voting power over, the Combined Company. The Merger Agreement does not include a price-based termination right or limit the amount of Permitted Issuances. We do not expect, however, that House of Doge will issue any additional shares of House of Doge Common Stock pursuant to Permitted Issuances prior to the Effective Time.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed.

These conditions include, among others, (i) the absence of certain legal impediments, (ii) effectiveness of the Registration Statement on Form S-4 relating to the Transactions (together with all amendments and supplements), (iii) obtaining all governmental approvals, (iv) required stockholder approvals, and (v) the approval of Brag House’s Nasdaq listing application in connection with the Transactions. In addition, each party’s obligation to complete the Merger is subject to the accuracy of the other parties’ representations and warranties in the Merger Agreement and the other parties’ compliance, in all material respects, with their respective covenants and obligations in the Merger Agreement.

The conditions to the Closing may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not completed by May 29, 2026, either Brag House or House of Doge may choose not to proceed with the Merger. Moreover, Brag House and House of Doge can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after receipt of the required Brag House stockholder approvals, and each of Brag House and House of Doge may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, Brag House or House of Doge, as applicable, may incur substantial fees and expenses in connection with such termination of and neither of them will realize the anticipated benefits of the Merger.

Brag House and House of Doge, and thus the Combined Company, have incurred and will incur significant transaction and Merger-related transition costs in connection with the Merger.

Brag House and House of Doge have incurred and expect that they will incur additional significant costs in connection with consummating the Merger and integrating the operations of the two companies post-Closing. Brag House and/or House of Doge may incur additional costs to retain key employees. Brag House and/or House of Doge will also incur significant fees and expenses relating to financing arrangements and legal services (including any costs that would be incurred in defending against any potential class action lawsuits and derivative lawsuits in connection with the Merger if any such proceedings are brought), accounting and other fees and costs, associated with consummating the Merger. Some of these costs are payable regardless of whether the Merger is completed. In addition, Brag House or House of Doge may be required to pay a termination fee of $9.0 million if the Merger Agreement is terminated under certain circumstances. Brag House and House of Doge expect these costs and expenses to be significant, and additional unanticipated costs may be incurred in the Merger and the integration of the businesses of Brag House and House of Doge.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Brag House because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the Merger.

If the Merger is not completed for any reason, Brag House could be subject to several risks, including the following:

●	being required to pay House of Doge a termination fee of $9.0 million in certain circumstances;

●	having had the focus of management of Brag House directed toward the Merger and post-merger planning instead of on the Brag House’s core business and other opportunities that could have been beneficial to Brag House; and

●	incurring substantial transaction costs related to the Merger.

In addition, Brag House would not realize any of the expected benefits of having completed the Merger.

If the Merger is not completed, the price of the Brag House Common Stock may decline to the extent that the current market price of that stock reflects a market assumption that the Merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in Brag House’s business. In addition, Brag House’s business may be harmed, and the price of the Brag House Common Stock may decline as a result, to the extent that customers, suppliers and others believe that Brag House cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about Brag House’s future prospects in the absence of the Merger.

Similarly, current and prospective employees of Brag House may experience uncertainty about their future roles with the Combined Company and choose to pursue other opportunities, which could adversely affect Brag House if the Merger is not completed. The realization of any of these risks may materially adversely affect Brag House’s business, financial results, financial condition and stock price.

Brag House or House of Doge may waive one or more of the closing conditions to the Merger without re-soliciting stockholder approval.

Each of Brag House and House of Doge has the right to waive certain of the Closing conditions to the Merger. Any such waiver may not require re-solicitation of stockholders, in which case stockholders of Brag House and House of Doge will not have the chance to change their votes as a result of any such waiver and Brag House and House of Doge will have the ability to complete the Merger without seeking further stockholder approval. Any determination whether to waive any condition to the Merger, whether Brag House stockholder approval would be re-solicited as a result of any such waiver or whether the proxy statement/prospectus included in the Registration Statement on Form S-4 relating to the Transactions would be amended as a result of any waiver will be made by Brag House, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time, and any such waiver could have an adverse effect on the Combined Company.

Some of the directors and executive officers of Brag House have interests in the Merger that are different from the interests of the Brag House stockholders generally.

When considering the recommendation of the Brag House Board with respect to the Merger, Brag House stockholders should be aware that some directors and executive officers of Brag House have interests in the Merger that are different from, or in addition to, the interests of the Brag House stockholders generally. Brag House stockholders should consider these interests in conjunction with the recommendation of the directors of Brag House to approve the Merger Agreement, the Merger and the other Transactions.

The projections considered by Newbridge Securities Corporation (“Newbridge”) may not be realized, which may adversely affect the market price of Combined Company Common Stock following the completion of the Merger.

In performing its financial analyses and rendering its opinion related to the Merger, Newbridge relied on, among other things, certain information, including projections provided to it by House of Doge. Such projections were prepared by, or at the direction of, the management of House of Doge. None of these projections or forecasts were prepared with a view towards public disclosure or compliance with the published guidelines of the SEC, U.S. generally accepted accounting principles (“U.S. GAAP”) or the guidelines established by the American Institute of Certified Public Accountants for preparation and presentation of financial forecasts. These projections and forecasts are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them. These projections and forecasts are also subject to significant economic, competitive, industry and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Brag House. There can be no assurance that House of Doge’s financial condition, including its cash flows or results of operations, will be consistent with those set forth in such projections and forecasts, which could have an adverse impact on the market price of the Combined Company Common Stock or the financial position of the Combined Company following the Closing.

The Merger Agreement limits Brag House’s and House of Doge’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for Brag House and House of Doge to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict Brag House’s and House of Doge’s ability to solicit or facilitate proposals from third parties with respect to transactions involving the sale of Brag House or House of Doge, as applicable, or a material portion of their assets or provide non-public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third-party acquisition proposal. Further, there are only limited exceptions to Brag House’s agreement that the Brag House Board will not change its recommendation in favor of the approval of the required proposals, and no such provision with respect to House of Doge. At any time prior to the receipt of the required Brag House stockholder approvals, however, in response to an unsolicited superior proposal made by a third party, the Brag House Board may make an adverse recommendation change, and terminate the Merger Agreement to enter into an alternative acquisition agreement, if it concludes in good faith, after consultation with its outside legal counsel and independent financial advisor, that the failure to take such action would be inconsistent with the duties of Brag House’s directors under applicable law.

Brag House may be required to pay a termination fee of $9.0 million to House of Doge if the Merger is not consummated under certain circumstances. Upon obtaining stockholder approval of the required proposals, Brag House’s right to terminate the Merger Agreement in response to a superior proposal will cease.

While Brag House and House of Doge believe these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Brag House or House of Doge from considering or proposing such an acquisition, even if such party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration or if such party were prepared to enter into an agreement that may be more favorable to Brag House or House of Doge or their respective stockholders.

Brag House’s financial advisor will not update its fairness opinion to reflect changes in circumstances between the signing of the Merger Agreement on October 12, 2025 and the completion of the Merger.

Brag House has not obtained an updated fairness opinion from Newbridge as of the date of this Annual Report, and Brag House does not anticipate asking Newbridge to update its opinion. Changes in the operations and prospects of Brag House and House of Doge, general market and economic conditions and other factors that may be beyond the control of Brag House, and on which the opinion was based in part, may significantly alter the prices of the shares of Brag House Common Stock by the Effective Time. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of the opinion.

Further, Newbridge’s opinion does not, and of course could not, take account of acquisitions that House of Doge may consummate in which it issues shares of House of Doge Common Stock pursuant to Permitted Issuances prior to the Effective Time, and the resulting increase in the number of shares of Brag House Common Stock that Brag House will issue to House of Doge stockholders in the Merger, although we do not expect there to be any such Permitted Issuances prior the Effective Time.

As Newbridge will not be updating its fairness opinion, which it issued in connection with the signing of the Merger Agreement on October 12, 2025, the opinion will not address the fairness of the Exchange Ratio, from a financial point of view, to Brag House or its stockholders at the Effective Time.

Lawsuits may be filed against Brag House, House of Doge, or any of the members of their respective boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Brag House, the Brag House Board, House of Doge, the board of directors of House of Doge (the “House of Doge Board”) and others in connection with the Transactions. The outcome of any such litigation is uncertain, and Brag House or House of Doge may not be successful in defending against any such future claims. Lawsuits that may be filed against Brag House, the Brag House Board, House of Doge, or the House of Doge Board could delay or prevent the Merger, divert the attention of Brag House’s or House of Doge’s management and employees from their day-to-day business, result in monetary damages, and otherwise adversely affect Brag House and House of Doge financially. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the Combined Company’s business, financial condition, results of operations and cash flows.

Risks Relating to Ownership of Our Common Stock

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

Our share price may be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Common Stock at or above the price paid for the shares. The market price for our Common Stock may be influenced by many factors, including, but not limited to:

●	overall strength and stability of general economic conditions, and of the gaming industry, both in the United States and globally;

●	changes in consumer demand for, and acceptance of, the game titles that we offer for our tournaments and activities, as well as online multiplayer competitive amateur gaming in general;

●	changes in the competitive environment, including new entrants in the market for online amateur competitive gaming;

●	the recruitment or departure of key personnel;

●	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

●	market conditions in the industries in which we compete and issuance of new or changed securities;

●	analysts’ reports or recommendations;

●	the failure of securities analysts to cover our Common Stock or changes in financial estimates by analysts;

●	the inability to meet the financial estimates of analysts who follow our Common Stock;

●	the issuance of any additional securities of ours;

●	investor perception of our company and of the industry in which we compete; and

●	general economic, political and market conditions.

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

As a result of becoming a public company, we are obligated to report on the effectiveness of our internal control over financial reporting. These internal controls may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Section 302 of the Sarbanes-Oxley Act is applicable to us and we are required to evaluate our internal control over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company” and a “Smaller Reporting Company,” as more fully described in “Business- Implications of Being an Emerging Growth Company and a Smaller Reporting Company,” we will also be required to comply with Section 404 of the Sarbanes-Oxley Act. At such time, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

Additionally, 252,197 shares of Common Stock were registered for resale in connection with a resale offering that took place simultaneously with the IPO. We registered these shares to facilitate the resale by the selling stockholders of these shares into the public market. These shares were either acquired (i) in return for services with a total cost of $633,000 (161,149 shares), (ii) in connection with the issuance of convertible notes (9,586 shares) with a price per share of $3.46, or (iii) as payment of interest on loans totaling $280,000 (81,462 shares).

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

We may take advantage of these provisions until December 31, 2030 (the last day of our fiscal year following the fifth anniversary of the completion of our IPO). However, we will cease to be an emerging growth company if any of the following events occur prior to the end of such five-year period: (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period, or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Exchange Act. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in this Annual Report and our proxy statements.

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

To support our technical development and operational scalability, Brag House contracted with OTT, an experienced technology consultancy company. OTT works under the supervision of Brag House executive management and is led by a managing partner at OTT with extensive experience in enterprise-scale software development and infrastructure management. OTT is integral to our engineering and product support, and we coordinate closely with them on matters relating to information security, data protection, and secure development practices.

We understand that cybersecurity threats-ranging from phishing to more sophisticated forms of intrusion-are dynamic and evolving. While we have not, to date, experienced any cybersecurity incidents that have materially affected our operations, results of operations, or financial condition, we continue to monitor our risk exposure and expect to expand our cybersecurity infrastructure and governance as our business matures. For additional information about risks related to our use of technology and data, see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

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

Our CEO and COO receive regular updates from OTT regarding technology system integrity, cybersecurity considerations, and best practices. These updates include assessments of vulnerabilities, product-related security implications, and measures to address emerging risks. As our company continues to grow and mature, we expect to enhance our internal cybersecurity governance processes, including formalizing responsibilities, increasing engagement with external experts, and providing regular briefings to our Board of Directors on relevant cybersecurity developments.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats to and security incidents relating to our information systems. For more information, please see “Risk Factors - Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally” and “Risk Factors - A failure of Brag House’s information technology (IT) and data security infrastructure could adversely impact our business, operations, and reputation.”

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

As of March 26, 2026, there were approximately 71 record holders of our Common Stock. The number of record holders does not include beneficial owners of Common Stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares of Common Stock.

The last reported sales price for our Common Stock as reported on the Nasdaq Capital Market on March 26, 2026 was $0.285.

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

Recent Sales and Issuances of Unregistered Securities

In December of 2024, the Company sold 6,250 shares of Common Stock for total cash proceeds of $25,000 to the Company’s former CFO, Chetan Jindal. The shares of Common Stock were to be issued immediately after the consummation of the IPO, in accordance with the subscription agreement. These shares were issued in April of 2025.

In March of 2025, the Company’s Board of Directors issued their unanimous consent to issue 56 shares of Common Stock owed in January of 2025 in connection with the rounding of prior share issuances.

In March of 2025, the Company authorized and issued 82,096 shares of Common Stock due to the conversion of each share of preferred stock to one share of Common Stock as a result of the IPO.

In accordance with a marketing services agreement, the Company issued 50,000 shares to a marketing service provider in April of 2025 in connection with marketing services valued at $200,000.

In April of 2025, the Company issued 1,875 shares of Common Stock in repayment of accrued interest of $7,500, subsequent to the maturity date of February 15, 2025.

In October of 2025, the Company issued 175,000 shares of Common Stock to a service provider in connection with services valued at $210,000. The consideration paid is for services to be provided from November 2025 through April 2026.

In November of 2025, the Company issued 77,273 shares of Common Stock to a marketing service provider in connection with marketing services valued at $82,682.

Private Investment into Public Entity (PIPE)

On July 24, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with twelve accredited investors (the “Investors”) for a private investment in public equity (the “PIPE Offering”) of 15,000 shares of its Series B Preferred Stock, par value $0.0001 per share convertible into 15,923,567 shares of Common Stock par value $0.0001 per share, at a conversion price of $0.942 per share of Series B Preferred Stock, and an aggregate of 15,923,567 warrants (the “PIPE Warrants”) to acquire up to 15,923,567 shares of Common Stock. The purchase price of the securities was $1,000 per share of Series B Preferred Stock and accompanying 1,061.5711 PIPE Warrants to acquire up to 1,061.5711 shares of Common Stock, subject to beneficial ownership limitations PIPE Warrants issued in the PIPE Offering are exercisable immediately upon issuance at an exercise price of $0.817 per share and will expire five years from the date of issuance.

During the year ended December 31, 2025, holders of the Series B Preferred Stock converted a total of 6,902 shares into 7,327,245 shares of Common Stock. Further, during this period, a total of 2,099,257 PIPE Warrants were exercised at $0.817 per warrant for total proceeds of $1,715,092.

From January through March of 2026, shareholders of Series B Preferred Stock converted 1,743 shares of Series B Preferred Stock into 1,850,318 shares of the Common Stock.

Restricted Stock Units

On March 18, 2026, the Company’s Board of Directors approved the cancellation of all stock options previously granted to the Company’s CEO and COO and the grant of one RSU in exchange for each such stock option. In connection with this action, the Company granted 570,778 RSUs to each aforementioned executive for a total of 1,141,556 RSUs. As of March 26, 2026, 347,222 RSUs have been issued to each such executive (694,444 RSUs in total). The remaining 223,556 RSUs per executive (447,112 RSUs in total) have not yet been issued as of such date but are expected to be issued thereafter.

Common Stock Awards - PIPE

During the year ended December 31, 2025, the Company made two grants for 300,000 and 150,000 totaling 450,000 shares of fully vested Common Stock awards in exchange for legal and professional services, which are incremental costs in connection with the PIPE Offering and recognized as offering costs. The fair value of these shares at the date of grant was $0.73 and $1.72, respectively, and this resulted in fair values of $220,200 and $258,000, respectively, for a total cost of $478,200.

Convertible Debt

In connection with the completion of the IPO on March 7, 2025, which was deemed a qualifying financing event, the Company converted the total balance due to all holders of the original issue discount convertible promissory notes. The actual date of conversion of the notes was completed on March 6, 2025. The total amount that was converted was $6,611,405, which was the total principal of $5,722,511 and accrued interest of $888,894 as of December 31, 2024. These were converted into a total of 1,912,176 shares of the Company’s Common Stock. An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 and this balance is included as a share payable since it was convertible to shares of Common Stock totaling 29,660 as of the date of IPO. In April of 2025, 29,305 of these shares were issued, representing an increase of $101,867 for an updated total converted amount of $6,713,272 for the year ended December 31, 2025. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet issued, $1,234, is recorded as a share payable balance until issued.

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note. This note had a 30% original issue discount that constituted the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. The 1,875 shares were issued in April of 2025.

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

Use of Proceeds from Registered Securities

On March 7, 2025, we closed our IPO in which we issued and sold 1,475,000 shares of Common Stock. The shares sold in our IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File No. 333-280282), which was declared effective by the SEC on February 14, 2025. Our shares of Common Stock were sold at an IPO price of $4.00 per share, which generated net proceeds of approximately $5.428 million after deducting underwriting discounts and commissions of $472,000. We estimated that we incurred offering expenses of approximately $2.08 million. On March 10, 2025, the representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of Common Stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise, which generated net proceeds of approximately $814,200 after deducting underwriting discounts and commissions of $70,800. The over-allotment exercise closed on March 11, 2025.

We used the proceeds (net of underwriting discounts) from our IPO to repay notes payable and bridge loans and for working capital and general corporate purposes, including sales and marketing activities, product development and capital expenditures. All IPO proceeds have been applied as of December 31, 2025.

There was no material change in our use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus, filed with the SEC on March 7, 2025 pursuant to Rule 424(b)(4) relating to our Registration Statement on Form S-1.

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

Overview

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

Additionally, subsequent to our IPO, we began execution of our development plan. These developments include a focus on building a scalable data insights monetization SaaS model, with a beta version expected in the third quarter of 2026. Once market-ready, we believe this SaaS model will provide a recurring revenue stream by offering anonymized behavioral insights to brand clients seeking better Gen Z engagement.

We continue to manage costs associated with our platform and obligations as a public company while investing in revenue-generating infrastructure. We are also exploring cost-efficient marketing methods to optimize awareness while maintaining efficient customer acquisition costs with a focus on high return on investment.

Key near-term objectives include:

●	Scaling Learfield-based activations across additional universities under Learfield’s media rights.

●	Launching digital activations with rewards through Loyalty Tokens and Bragging Functionality.

●	Advancing technological development modules to operational beta.

Recent Developments

Resignation of Chief Financial Officer and Appointment of Acting Chief Financial Officer

Effective February 5, 2026, Chetan Jindal resigned from his position as Chief Financial Officer of the Company.

Effective February 5, 2026, the Brag House Board appointed Rene Rodriguez as the Company’s Acting Chief Financial Officer. Mr. Rodriguez, age 42, has served as the Company’s Controller since March 1, 2025, and prior to that as an independent contractor providing finance and accounting services to the Company from June 1, 2022 until February 28, 2025.

Nasdaq Deficiency - Minimum Bid Requirement

On January 6, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 6, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 6, 2026.

If the Company is not in compliance with the Minimum Bid Requirement by July 6, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement.

The Company intends to actively monitor the closing bid price of the Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180 day compliance period, secure a second period of 180 days to regain compliance, or maintain compliance with the other Nasdaq listing requirements. If the Company does not regain compliance within the allotted compliance period, including any extensions that Nasdaq grants, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel.

As of the date of this Annual Report, the deficiency has not been cured.

The Merger Agreement

On October 12, 2025, the Company entered into the Merger Agreement, by and among the Company, Merger Sub and House of Doge. Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, Merger Sub will merge with and into House of Doge, resulting in House of Doge as the surviving corporation of the Merger and a direct, wholly owned subsidiary of the Company. In connection with the consummation of the Merger, the Company will be renamed “House of Doge Inc.” The Merger Agreement provides that the Company’s current officers will continue their function as senior management personnel of the Company in roles, functions and other management capacities with respect to the Brag House Legacy Business, which House of Doge agreed will operate or continue to operate as a division or out of a subsidiary of House of Doge after the Closing. We expect, however, that the Brag House Legacy Business will continue to operate out of the Company’s existing Brag House, Inc. subsidiary, and that the Company’s current Chief Executive Officer, Lavell Juan Malloy, II, will continue to serve as Chief Executive Officer of such subsidiary.

In exchange for the House of Doge Common Stock and restricted stock units, the Company will issue shares of the Brag House Common Stock and a new class of preferred stock (that will be convertible into shares of common stock) and restricted stock units constituting an aggregate of approximately 663,250,176 shares of its common stock, on a fully diluted basis, to holders of House of Doge’s shares of common stock and restricted stock units, provided that any shares of common stock that House of Doge issues to non-affiliates in arms-length commercial business transactions it negotiates in good faith in the ordinary course of business prior to the Effective Time will also be exchanged in the Merger and, therefore, cause the number of shares of common stock that the Company issues in the Merger to proportionately increase. House of Doge will also issue 9,000,000 shares of its common stock to Lavell Juan Malloy, II, the Company’s Chief Executive Officer, and certain other individuals or representatives of the Company to be identified by the Company prior to the Closing. Upon consummation of the Merger, House of Doge will become the majority shareholder of the Company. Following the Merger, the Company’s common stock shall continue to be listed on Nasdaq. The Merger is subject to customary closing conditions, including regulatory approvals, filing of required registration statements, shareholder consent, and completion of due diligence.

On November 26, 2025, the Company entered into amendment No. 1 to the Merger Agreement. On February 2, 2026 entered into amendment No. 2 to the Merger Agreement and on March 26, 2026 entered into amendment No. 3 to modify certain provisions of the Merger Agreement, including the extension of the termination date of the agreement to May 29, 2026.

As of the date of this Annual Report, the Merger had not yet closed. The Company expects the Merger to be finalized by May 29, 2026, pending satisfaction of all closing conditions.

Cash Purchase Agreement with CleanCore Solutions

On September 2, 2025, the Company entered into a securities purchase agreement with CleanCore, pursuant to which the Company purchased CleanCore Pre-Funded Warrants to purchase 4,000,000 shares of CleanCore’s class B common stock for a purchase price of $1.00 in cash per CleanCore Pre-Funded Warrant for a total purchase price of $4,000,000 in cash. The Company participated in CleanCore’s private offering of pre-funded warrants issued in exchange for consideration of cash, Dogecoin, Bitcoin, Ethereum, USDC, or USDT. The pre-funded warrants were exercised on November 10, 2025 and the Company owns 4,000,000 shares of CleanCore’s class B common stock as of December 31, 2025.

July 2025 PIPE Offering

On July 24, 2025, the Company entered into a Securities Purchase Agreement with 12 accredited investors for the July 2025 PIPE Offering of 15,000 shares of its Series B preferred stock, convertible into an aggregate of 15,923,567 shares of Brag House Common Stock at a conversion price of $0.942 per share of Series B preferred stock, and an aggregate of 15,923,567 PIPE Warrants to acquire up to 15,923,567 shares of Brag House Common Stock. The purchase price of the securities was $1,000 per share of Series B preferred stock and accompanying 1,061.5711 PIPE Warrants to acquire up to 1,061.5711 shares of Brag House Common Stock, subject to beneficial ownership limitations. The PIPE Warrants were exercisable immediately upon issuance at an exercise price of $0.817 per share and will expire five years from the date of issuance. During the year ended December 31, 2025, holders of the Series B Preferred Stock converted a total of 6,902 shares into 7,327,245 shares of Common Stock. Further, during this period, a total of 2,099,257 PIPE Warrants were exercised at $0.817 per warrant for total proceeds of $1,715,092.

The July 2025 PIPE Offering closed on July 30, 2025, with aggregate gross proceeds totaling $15 million, before placement agent fees and other expenses that were directly deducted from the proceeds totaling $1,321,205. In addition to the fees directly deducted from the proceeds, the Company incurred an additional fee of $635,000 and other fees totaling $8,500 for total offering costs of $1,964,705. The Company intends to use the proceeds from the July 2025 PIPE Offering for general corporate and working capital purposes.

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

Results of Operations

Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenue

Revenue for the years ended December 31, 2025 and 2024 was $0 and $105, respectively. Revenues consisted of live-streaming services. This decrease in revenue was mainly attributable to the Company not hosting tournaments or generating live-streaming revenue during 2025.

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024 were $7,718,905 and $1,491,310, respectively. In the year ended December 31, 2025, the Company’s operating expenses consisted of selling, general and administrative expenses of $3,327,087, legal and professional fees of $2,123,440, stock-based compensation of $963,534, advertising and marketing costs of $641,919, software development expenses of $23,591, and software expenses of $639,334. In the year ended December 31, 2024, the Company’s operating expenses consisted of selling, general and administrative expenses of $608,904, legal and professional fees of $490,528, stock-based compensation of $179,766, advertising and marketing costs of $172,989, software development expenses of $21,034, and software expenses of $18,089. This represents an increase of $2,718,183 in selling, general and administrative expenses, an increase of $1,632,912 in legal and professional fees, an increase of $783,768 in stock-based compensation, an increase of $468,930 in advertising and marketing costs, an increase of $2,557 in software development expenses and an increase of $621,245 in software expenses. The increase in operating expenses during 2025 was mainly attributed to the Company’s activations, stock-based compensation, investor relations initiatives and legal and professional expenses in connection with the Merger.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, the Company had $222,572 and $29,228 in cash, respectively, and a working capital surplus of $5,321,908 at December 31, 2025 and a working capital deficit of $9,675,586 at December 31, 2024. The Company’s liquidity needs up to December 31, 2025 were satisfied through proceeds from the sale of equity in the Company’s initial public offering, convertible debt, notes payable, bridge loans, and the PIPE Offering.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2025 and 2024 the Company had an accumulated deficit of $30,538,211 and $14,647,702, respectively. For the years ended December 31, 2025 and 2024, the Company had a net loss of $15,890,509 and $3,288,519, respectively, and negative cash flows from operations of $6,625,058 and $570,037, respectively. The Company’s investing activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded and plans to continue funding these losses primarily through the sale of equity and loans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Brag House secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the United States, including collegiate properties as the NCAA and its 89 championships and NCAA Football. While the agreement does not guarantee revenue, nor obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope, we believe that it does position Brag House to leverage Learfield’s college network to generate sponsorship revenue, ensuring brand engagement opportunities, and gives Brag House access to extensive datasets from diverse college campuses as we evolve into a scalable data insight revenue model, where we aim to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. Therefore, we believe that this partnership will contribute directly to Brag House’s revenue model through marketing and advertising earning such as sponsorships, while validating Brag House’s marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming and esports spaces.

Management believes that its strategic partnership with Learfield is a strong indicator of growth in the coming years for tournament revenue. While the Company believes in its viability to raise additional funds, however, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The Company has earned minimal revenue from its inception through the year ended December 31, 2025.

As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

	December 31, 2025	December 31, 2024
Cash Flows Used In Operating Activities	$(6,625,058)	$(570,037)
Cash Flows Used In Investing Activities	(16,144,000)	-
Cash Flows Provided By Financing Activities	22,962,402	565,376
Net increase (decrease) in cash and cash equivalents	$193,344	$(4,661)

Cash Flows Used In Operating Activities

For the year ended December 31, 2025, we used $6,625,058 in our operating activities, which was mainly attributable to our net loss during the year, offset primarily by changes in the fair value of our investment in equity securities, warrant liability, and convertible debt totaling $6,808,891. For the year ended December 31, 2024, we used $570,037 in our operating activities, which was mainly attributable to our net loss during the year.

Cash Flows Used In Investing Activities

For the year ended December 31, 2025, we used $16,144,000 in our investing activities, which was attributable to our investment in the 4,000,000 CleanCore Pre-Funded Warrants for a total investment of $4,000,000 and a loan and advance made to the House of Doge totaling $12,144,000. For the year ended December 31, 2024, there were no investing activities.

Cash Flows Provided By Financing Activities

For the year ended December 31, 2025, we received $22,962,402 from our financing activities, which was mainly attributable to proceeds from our IPO of $6,785,000, our PIPE offering of $15,000,000, a convertible debt for $3,465,000 from Yorkville and the exercise of warrants totaling $1,715,092. For the year ended December 31, 2024, we received $565,376 from our financing activities, which was mainly attributable to the receipt of $492,020 from the issuance of notes payable and convertible debt, net of debt discounts and debt issuance costs, the reduction of our cash position by repaying a note payable for $25,000, and the sale of shares of the Company’s Common Stock for proceeds of $100,000. Proceeds from the sale of equity and issuance of debt were offset by offering and debt issuance costs.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations or commitments which would have an impact on our financial statements for the years ending December 31, 2025 and 2024.

Internal Control Over Financial Reporting

Prior to our IPO, we had been a private company with limited accounting and financial reporting personnel and other resources to address our internal control and procedures. In connection with the audits of our consolidated financial statements as of December 31, 2025 and 2024, we have identified control deficiencies in our financial reporting process that constitute material weaknesses in our internal control over financial reporting as of December 31, 2025 and 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have material weaknesses related to the review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company or board approval of all stock-based compensation awarded.. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

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

We have taken a number of measures to address the internal control deficiencies that have been identified, including hiring a full-time chief financial officer and contracting an outside  public accounting firm, CohnReznick LLP, with extensive public-company reporting and technical accounting experience to provide additional financial reporting oversight and review, expanding our existing accounting and financial reporting personnel, as well as establishing effective monitoring and oversight controls. We believe these measures will assist us with meeting the compliance requirements and improving our overall internal control. We cannot assure you, however, that these measures will fully address the material weaknesses in our internal control over financial reporting or that we may conclude that they have been fully remediated.

If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could result in loss of investors’ confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our Common Stock. Additionally, failure to remediate the material weaknesses or otherwise maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

As a company with less than $1.235 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” under the Exchange Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002, in the assessment of the emerging growth company’s internal control over financial reporting.

Recent Accounting Pronouncements

See Note 2 of the notes to our consolidated financial statements for a comprehensive list of new accounting pronouncements.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Cloud Computing Arrangements - Technology Purchase Agreements

We consider the accounting for our technology purchase agreements with Artemis and EVEMeta to be a critical accounting estimate due to the significant judgment required in valuing and recognizing related stock-based compensation as software expense and capitalized implementation costs. In November 2024, we issued an aggregate of 1,250,000 shares of Brag House Common Stock (valued at $5.0 million at grant date) in exchange for software development, software usage and support and maintenance services. The original agreements included a guaranteed minimum-value cash settlement provision, which required liability classification and periodic fair value measurement using a Monte Carlo simulation model under ASC 718.

On May 12, 2025, we amended the agreements to remove the minimum-value provision in exchange for $250,000 in cash payments, resulting in settlement of a $116,669 liability and recognition of $133,331 in other expense. For the year ended December 31, 2025, we recognized $588,260 of expense and $0 of capitalized implementation costs related to these agreements.

Subsequent to the amendment, we continued to estimate the recognition of stock-based compensation as capitalized implementation costs in connection with the services provided by estimating the percentage of completion of the statements of work for the software development. Also, for the software usage and support and maintenance services, we recognized stock-based compensation costs as software expense equally over the established time frame for those statements of work.

The valuation of the liability component prior to amendment involved significant assumptions, including volatility, expected term, and discount rates. Changes in these assumptions, or in the estimated service periods, could materially affect the amount and timing of expense recognition.

During the year ended December 31, 2025, the Company sent notices of material breach to both Artemis and EVEMeta regarding the MSA and the SaaS Agreement, and all services from Artemis and EVEMeta have remained halted. Accordingly, no additional software expenses or capitalized assets were recognized in relation to the MSA and the SaaS Agreement and all capitalized implementation costs were impaired and written off as software expense.

Stock Options and Warrants

During the year ended December 31, 2025, the Company issued stock options and warrants in connection with our initial public offering and the PIPE Offering. The Company measures the fair value of warrants and stock options granted to employees, directors, and non-employees using option pricing models, including the Black-Scholes and Binomial Lattice models. The determination of the fair value of these instruments requires management to make certain estimates and assumptions that have a material impact on the amount of stock-based compensation expense recognized.

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

Yorkville Convertible Note and Yorkville Warrant

During the year ended December 31, 2025, the Company, House of Doge and Yorkville entered into the Yorkville Convertible Note and the Yorkville Warrant. Both instruments are classified as liabilities and the Company has elected to account for the Yorkville Convertible Note with the Fair Value Option (“FVO”) in accordance with ASC 825, “Financial Instruments”. As such, the Yorkville Convertible Note is required to be measured at fair value at the date of issuance, December 4, 2025, and at subsequent reporting periods. The Yorkville Warrant is also required to be measured at fair value pursuant to ASC 815, “Derivatives and Hedging” at the date of issuance, December 4, 2025, and in subsequent reporting periods. For each valuation of the Yorkville Convertible Note and the Yorkville Warrant, the Company uses a probability-weighted expected return model (“PWERM”) and a Monte Carlo Simulation, respectively.

Key assumptions used in these models include a variable weighted average price for conversion, expected stock price at conversion, credit risk adjusted rate, expected volatility, expected term, risk-free interest rate, discount rate, and probability assumptions. Because the Company has a limited operating history and insufficient historical trading data to estimate expected volatility, the Company bases its volatility assumption on the historical volatilities of a group of comparable publicly traded companies within its industry. The risk-free interest rate is based on the yield of U.S. Treasury securities with maturities consistent with the expected term of the related option or warrant. The expected dividend yield is assumed to be zero, as the Company has not historically declared or paid dividends and does not anticipate doing so in the foreseeable future.

Because these valuation assumptions involve significant judgment and are based on estimates, changes in these assumptions could materially affect the fair value of the Yorkville Convertible Note and Yorkville Warrant, and the related gain or loss from the change in fair value recognized in future periods. Management reviews its assumptions on an ongoing basis and updates them as appropriate.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in this report.

Going Concern and Management’s Liquidity Plans

The independent auditors’ reports accompanying our December 31, 2025 and 2024 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern for the next twelve months from the filing of this Form 10-K. As of December 31, 2025 and through the date the financial statements were issued, we have incurred recurring losses from operations and have not generated net income since our inception. We have funded our operations primarily through debt and equity financings, including the proceeds received in connection with our IPO on March 6, 2025, via the PIPE Offering, exercises of the PIPE warrants and the Yorkville Convertible Note. While these capital raises have provided us with the resources necessary to begin executing our business plan, we anticipate that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

Although we believe that our current cash and cash equivalents, including the funds raised in our IPO, PIPE Offering, and Yorkville Facility, will be sufficient to fund our operations through at least the next twelve months, our operating plan anticipates continued investment in product development, infrastructure, and customer acquisition to realize sufficient revenue to cover operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the Form 10-K is filed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Application of U.S. GAAP

The Company’s financial statements are maintained in accordance with U.S. GAAP. Our application and compliance with U.S. GAAP is based on guidance and interpretations issued by the Financial Accounting Standards Board through the Accounting Standards Codification and Accounting Standards Updates. Our conclusions are communicated to our management, including our principal executive officer and principal financial officer, to allow timely and accurate decisions and reporting. Our management, with the participation of our principal executive and principal financial officer, evaluated our Company’s controls over the application of U.S. GAAP as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our controls over the application of U.S. GAAP were not effective due to the material weaknesses disclosed below.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses as noted in management’s annual report on internal control over financial reporting. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

●	lack of cybersecurity policies and procedures in place.

●	lack of review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating, legal, and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company or board approval of all stock-based compensation awarded.

●	Lack of reconciliation and approval of general ledger accounts, and the review and approval of related journal entries.

●	lack of controls over our income tax related accounts and disclosures.

●	lack of ability to record and disclose complex transactions with debt and/or equity features.

Following the identification of the material weaknesses, we plan to take remedial measures including:

●	hiring more qualified accounting personnel with relevant GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework;

●	implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel.

During the year ended December 31, 2025, the Company has started to take measures to address the material weaknesses that have been identified but believe that, as of December 31, 2025, such material weaknesses in our internal control over financial reporting have not been remediated. These actions included the hiring of a full-time chief financial officer and the contracting of outside  public accounting firm, CohnReznick LLP, with extensive public-company reporting and technical accounting experience to provide additional financial reporting oversight and review, expanding our existing accounting and financial reporting personnel, as well as establishing effective monitoring and oversight controls.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of December 31, 2025:

Name	Age	Position
Lavell Juan Malloy, II	49	Chief Executive Officer and Chairman
Daniel Leibovich	37	Chief Operating Officer and Director
Rene Rodriguez	42	Acting Chief Financial Officer
Kevin Foster	63	Director
DeLu Jackson	53	Director
Scott Woller	47	Director

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

Rene Rodriguez, Acting Chief Financial Officer. Mr. Rodriguez has served as our Acting Chief Financial Officer since February 2026 and as our Controller since March 1, 2025. Prior to that, Mr. Rodriguez had served as an independent contractor providing finance and accounting services to the Company from June 1, 2022 until February 28, 2025. From May 2021 through February 2025, Mr. Rodriguez served as Founder and President of Isthmus Accounting Professionals, a public accounting firm based in Miami, Florida. At Isthmus Accounting Professionals, Mr. Rodriguez worked with early-stage companies across various industries, providing assurance, accounting, and advisory services. Prior to founding Isthmus Accounting Professionals, Mr. Rodriguez served as an Audit Manager in the University of Miami’s Audit and Advisory Services Department, where he participated in a variety of audit initiatives and special investigations. Before that, Mr. Rodriguez was an Audit Supervisor in the Internal Audit Department of Lennar Corporation, a publicly traded company, where he led audit teams on multiple engagements, including Sarbanes-Oxley internal control audits, and was responsible for recruiting and mentoring participants in the company’s leadership development program. Mr. Rodriguez holds a Bachelor of Arts degree and a Master’s degree in Accounting from Florida International University. He is a Certified Public Accountant licensed in the State of Florida and a Certified Fraud Examiner.

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

DeLu Jackson, Director. Mr. Jackson has served on our board since March 2025. Since November 2025, Mr. Jackson has served as the Managing Partner of the CMO Whisperer Advisory. From February 2023 to September 2025, Mr. Jackson worked as the Executive Vice President, Chief Marketing Officer Head of Inside Sales and Member of the Executive Management team at ADT. Prior to that role, Mr. Jackson served as Senior Vice President, Chief Marketing Officer and Member of the Executive Management team at ADT, where he demonstrated a strong ability to lead customer acquisition, marketing, advertising and sales strategies. Before his time with ADT, Mr. Jackson served as the Vice President of Precision Marketing at Conagra Brands, Inc. (August 2017 to September 2021), the Vice President of Digital Acceleration at the Kellogg Company (February 2017 to August 2017) and the Corporate Vice President of Marketing at the McDonald’s Corp. (November 2015 to February 2017). Since March 2023, Mr. Jackson has served as an Independent Director for Latham Group (Nasdaq: SWIM), where he serves as a member of the company’s Audit and Nominating and Corporate Governance Committees. Mr. Jackson holds a Master of Business Administration from the NYU Stern School of Business and a bachelor’s degree in Arts from Princeton University.

Scott Woller, Director. Mr. Woller has served on our board since August 2025. Mr. Woller is currently Senior Counsel at Wachtel Missry LLP, where he advises public and private companies on securities regulation, corporate governance, and corporate transactions. From 2018 to 2023, he served as Partner and Senior Counsel for Hiller, PC. Previously, he served as United States General Counsel of Airfasttickets, Inc., a travel technology company. He previously practiced at Weil, Gotshal & Manges LLP and Labaton Sucharow LLP. He has nearly 20 years of experience advising boards, management teams, and investors across multiple industries. Mr. Woller received a B.S. from the University of Maryland and a J.D., summa cum laude, from New York Law School.

Board Composition

In accordance with our second amended and restated bylaws, our stockholders shall elect the directors at our annual meeting of stockholders (except as otherwise provided therein for the filling of vacancies). Each director shall hold office until his death, resignation, retirement, removal, or disqualification, or until his successor shall have been elected and qualified.

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board of directors currently consists of 5 directors, 3 of whom are independent within the meaning of Nasdaq’s rules.

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

Audit Committee

Scott Woller (chairperson), DeLu Jackson and Kevin Foster serve as the members of our audit committee. All members of our audit committee satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules and meet the requirements for financial literacy under the applicable rules and regulations of the Securities and Exchange Commission, or the SEC, and Nasdaq. Our board has determined that Scott Woller is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq.

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

Compensation Committee

The members of our compensation committee are DeLu Jackson (chairperson) and Kevin Foster. Each of the members of our compensation committee is independent under the applicable rules and regulations of Nasdaq and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The compensation committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq. The compensation committee’s responsibilities include:

●	reviewing and approving, or recommending for approval by the board of directors, the compensation of our Chief Executive Officer and our other executive officers;

●	overseeing and administering stock incentive plans;

●	reviewing and making recommendations to our board of directors with respect to director compensation;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and

●	preparing the annual compensation committee report required by SEC rules, to the extent required.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Kevin Foster (chairperson) and DeLu Jackson. Each of the members of our nominating and corporate governance committee is an independent director under the applicable rules and regulations of Nasdaq.

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

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

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

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers, or NEOs, for the year ended December 31, 2025, were:

●	Lavell Juan Malloy, II, Chief Executive Officer;

●	Daniel Leibovich, Chief Operating Officer; and

●	Chetan Jindal, Former Chief Financial Officer.

Summary Compensation

Our named executive officers received the following compensation during the fiscal years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lavell Juan Malloy, II,	2025	$237,500	(1)	-	-	226,278	116,911	580,689
Chief Executive Officer	2024	150,000		-	-	-	-	150,000

Daniel Leibovich,	2025	$237,500	(2)	-	-	226,278	56,281	520,059
Chief Operating Officer	2024	150,000		-	-	-	-	150,000

Chetan Jindal,	2025	$175,000	(3)	-	-	148,419	13,046	336,465
Former Chief Financial Officer	2024	-		-	-	-	-	-

(1)

The salary amount reported for 2025 reflects the officer’s base salary earned during the 2025 fiscal year, which was $150,000 per annum from January 1, 2025, through February 15, 2025, and $250,000 per annum from February 16, 2025, through December 31, 2025. This amount does not include $125,560 paid to the officer in 2025 as deferred salary obligations earned during the 2023 and 2024 fiscal years. These amounts were previously deferred by the officer to conserve the Company’s working capital and were paid in full following the completion of the Company’s Initial Public Offering in March 2025.

(2)

The salary amount reported for 2025 reflects the officer’s base salary earned during the 2025 fiscal year, which was $150,000 per annum from January 1, 2025, through February 15, 2025, and $250,000 per annum from February 16, 2025, through December 31, 2025. This amount does not include $125,475 paid to the officer in 2025 as deferred salary obligations earned during the 2023 and 2024 fiscal years. These amounts were previously deferred by the officer to conserve the Company’s working capital and were paid in full following the completion of the Company’s Initial Public Offering in March 2025.

(3)	Mr. Jindal was appointed as Chief Financial Officer effective February 15, 2025. The salary amount reported reflects his pro-rated base salary earned from his start date through December 31, 2025, based on an annual base salary of $200,000. Effective February 5, 2026, Mr. Jindal resigned from his position as Chief Financial Officer of Brag House Holdings, Inc. in order to pursue other opportunities.

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

In accordance with the terms of the Merger Agreement, Mr. Malloy has entered into a new employment agreement with Brag House’s subsidiary, Brag House, Inc., to become effective on the Effective Date, pursuant to which he will continue to operate Brag House’s existing business as employees of Brag House, Inc. The employment agreement provides that the executive will be an at-will employee of Brag House, Inc.

Mr. Malloy’s employment agreement with Brag House, Inc. provides that he shall serve with the business title “Chief Executive Officer” of the Brag House Division of the Combined Company as well as a director of Brag House, Inc. Mr. Malloy’s new employment agreement provides for an annual base salary of $285,000, subject to potential adjustment as determined in the sole discretion of the board of directors of the Combined Company following the consummation of the Merger (the “Combined Company Board”). The agreement also provides that Mr. Malloy is eligible for an annual discretionary bonus of up to 75% of the amount of his annual base salary, in such amount as to be determined by the Combined Company Board based on such factors as it deems relevant, payable 50% in cash and 50% in equity securities of the Combined Company. In addition, the agreement provides that Mr. Malloy will be provided either (i) health insurance coverage with monthly premiums paid by Brag House, Inc. of up to $5,000 per month (the “Monthly Health Insurance Plan”) or (ii) an annual health and benefits reimbursement of up to $60,000, contingent upon his providing adequate receipts for such medical-related costs (the “Medical Stipend”).

The agreement also contains indemnification provisions and provides that the Combined Company will, during the term of his employment and for at least five years thereafter, maintain in full force and effect a directors’ and officers’ liability insurance policy (including an extended reporting period or tail policy) appropriate to cover Mr. Malloy in his capacity as an officer and/or director of Brag House, Inc., the Combined Company, and/or any of their affiliates.

The agreement provides that Mr. Malloy must provide Brag House, Inc. with at least two months’ written notice prior to resigning, which requirement can be waived by Brag House, Inc. (which waiver shall not be deemed to be a termination without Cause (as defined in the agreement)). If Brag House, Inc. terminates Mr. Malloy’s employment without Cause, then he shall be entitled to (subject to his execution of a separation agreement that contains a release of claims): (i) a payment equal to the annualized amount of his base salary; (ii) a pro-rata portion of any earned annual discretionary bonus for the year of termination; (iii) continuation of his Medical Benefits or Medical Stipend for six months; (iv) acceleration of the vesting of all unvested equity grants held by him as of his termination date.

The agreement also contains non-compete, non-solicitation, non-disparagement and confidentiality provisions.

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

In accordance with the terms of the Merger Agreement, Mr. Leibovich has entered into a new employment agreement with Brag House’s subsidiary, Brag House, Inc., to become effective on the Effective Date, pursuant to which he will continue to operate Brag House’s existing business as employees of Brag House, Inc. The employment agreement provides that the executive will be an at-will employee of Brag House, Inc.

Mr. Leibovich’s employment agreement with Brag House, Inc. provides that he shall serve with the business title “Chief Operating Officer” of the Brag House Division of the Combined Company, reporting to Mr. Malloy. Mr. Leibovich’s new employment agreement is otherwise the same as Mr. Malloy’s, except that it provides for an annual base salary of $250,000 and that he will receive the Medical Stipend without the possibility of instead receiving the Monthly Health Insurance Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding stock options held by our Named Executive Officers as of December 31, 2025. All such options were granted during the 2025 fiscal year and, as further described in the footnotes below, became 100% vested as of December 31, 2025.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date
Lavell Juan Malloy, II, Chief Executive Officer	347,222 223,556	–	$ $	0.576 1.00	06/01/2035 07/18/2035
Daniel Leibovich, Chief Operating Officer	347,222 223,556	–	$ $	0.576 1.00	06/01/2035 07/18/2035
Chetan Jindal, Former Chief Financial Officer	45,000 183,647 50,000	–	$ $ $	0.576 0.839 1.00	06/01/2035 06/24/2035 07/18/2035
Kevin Foster, Director	150,000	–		$1.00	07/18/2035
Scott Woller, Director	29,797	–		$0.839	06/24/2035
DeLu Jackson, Director	100,000	–		$1.00	07/18/2035
Daniel Fidrya, Former Director	100,000	–		$1.00	07/18/2035

(1)	On October 12, 2025, in connection with the entry into a definitive merger agreement, the Board of Directors approved the acceleration of vesting for all outstanding and unvested options held by Lavell Juan Malloy, II, Daniel Leibovich and Chetan Jindal. As a result, all such options were 100% vested as of December 31, 2025.

Retirement Benefits

The Company offers a 401(k) defined contribution plan (the “Plan”) for the benefit of all eligible employees. Under the Plan, eligible employees may elect to defer a portion of their compensation, up to the limits prescribed by the Internal Revenue Code. The Company provides a safe harbor non-elective contribution to the Plan for all eligible participants. These contributions are 100% vested immediately. For the fiscal year ended December 31, 2025, the Company’s contributions to the Plan were $6,837.

Director Compensation

The following table sets forth the amounts paid or to be paid to directors for the years ended December 31, 2025 and 2024. Directors began receiving compensation subsequent to the Company’s IPO in 2025.

Directors	2025	2024
Kevin Foster	$60,000	-
DeLu Jackson	50,000	-
Scott Woller	22,010	-
Michele Morrow (former)	15,000	-
Daniel Fidrya (former)	27,903	-
Total Director Compensation	$174,913	$-

Non-Employee Director Compensation Policy

Each non-employee director (“NED”) will be paid an annual cash retainer of $60,000. Additionally, each NED will receive a grant in an amount determined by the Board of Directors (or the Compensation Committee of the Board, as applicable) pursuant to the Stock Incentive Plan to purchase shares of our Common Stock. The options will vest over the term that is determined in the grant, which will vary in accordance with the Company’s business operations.

Each NED will receive an additional compensation per in-person attendant meeting ranging from $750 to $1,500 for each Board meeting and committee meeting they attend.

In addition, our policy is to reimburse board members for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as board members.

Incentive Award Plan

On June 11, 2024, our Board of Directors adopted the 2024 Omnibus Incentive Plan (the “Original Stock Incentive Plan”), which was approved by its stockholders on June 13, 2024. On December 31, 2024 our Board of Directors adopted the amended 2024 Omnibus Incentive Plan (the “Stock Incentive Plan”), which was approved by our stockholders on January 30, 2025. The Stock Incentive Plan became effective on February 13, 2025. The principal purpose of the Stock Incentive Plan is to promote the success and enhance the value of the Company by linking the individual interests of its directors, employees, and consultants to those of its stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to stockholders.

The Stock Incentive Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code to our employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and other stock-based performance awards to our employees, directors, and consultants (collectively, “Awards”). The material terms of the Stock Incentive Plan are summarized below.

Share Reserve. A total of 2,250,000 shares of our Common Stock will be reserved for issuance pursuant to our Stock Incentive Plan (“Plan Share Reserve”). The Plan Share Reserve shall be increased on the first day of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the lesser of (i) ten percent (10.0%) of the outstanding shares of Common Stock on the last day of the immediately preceding fiscal year, which was determined to be 2,095,136 for the year ended December 31, 2025, and (ii) an amount determined by the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our Common Stock beneficially owned by each stockholder determined in accordance with the rules issued by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, subject to any community property laws. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of Common Stock subject to options, restricted stock units, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days from March 26, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. The number of shares beneficially owned and percentages of beneficial ownership that are set forth below is based on 23,496,125 shares of Common Stock outstanding as of March 26, 2026.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Brag House, Inc., 45 Park Street, Montclair, NJ 07042.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage
Directors and Named Executive Officers
Lavell Juan Malloy, II, Chairman of the Board and Chief Executive Officer(1)	980,851	4.14%
Daniel Leibovich, Chief Operating Officer and Director(2)	791,767	3.34%
Rene Rodriguez, Acting Chief Financial Officer(3)	75,719	0.32%
Kevin Foster, Director(6)	300,000	1.26%
DeLu Jackson, Director(4)	127,502	0.54%
Scott Woller, Director(5)	129,797	0.55%
All executive officers, directors and directors as a group (six persons)	2,405,636	10.15%
5% or Greater Shareholders
Akaa Family LLLP(7)	1,061,571	5.07%

(1)	Consists of 757,295 shares of Brag House Common Stock owned currently and 223,556 shares of Brag House Common Stock underlying RSUs that are vested or will vest within 60 days of the date of this table. Does not include any of the Other Consideration Shares.
(2)	Consists of 568,211 shares of Brag House Common Stock owned currently and 223,556 shares of Brag House Common Stock underlying RSUs that are vested or will vest within 60 days of the date of this table. Does not include any of the Other Consideration Shares.
(3)	Consists of 719 shares of Brag House Common Stock owned currently and 75,000 shares of Brag House Common Stock underlying options to purchase shares of Brag House Common Stock that are vested or will vest within 60 days of the date of this table.
(4)	Consists of 27,502 shares of Brag House Common Stock owned currently and 100,000 shares of Brag House Common Stock underlying options to purchase shares of Brag House Common Stock that are vested or will vest within 60 days of the date of this table.
(5)	Consists of 29,797 shares of Brag House Common Stock underlying options to purchase shares of Brag House Common Stock held by Woller Law, P.C., of which Mr. Woller is the sole owner, and 100,000 shares of Brag House Common Stock underlying options to purchase shares of Brag House Common Stock held directly, all of which are vested or will vest within 60 days of the date of this table.
(6)	Consists of 300,000 shares of Brag House Common Stock underlying options to purchase shares of Brag House Common Stock that are vested or will vest within 60 days of the date of this table.
(7)	Akaa Family LLLP filed a Schedule 13G on November 12, 2025, reporting shared voting and dispositive power with respect to 1,061,571 shares of Brag House Common Stock. Such Schedule 13G reports that Anthony Perera is the Manager of Akaa Family LLLP and exercises voting and dispositive power over the Brag House Common Stock held by Akaa Family LLLP. Akaa Family LLLP’s and Mr. Perera’s address is 1250 S. Pine Island Road, Suite 500, Plantation, FL 33323.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

The following includes a summary of transactions since January 1, 2024, or any currently proposed transaction, in which we were or are to be a participant and the amount involved the lesser of $120,000 or 1% of the average of our total year-end assets for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive and Director Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Payable to Chief Executive Officer

As of December 31, 2025 and 2024, the Company had payables to Mr. Malloy for reimbursable expenses totaling $0 and $15,030, respectively.

Related Party Payable to Chief Operating Officer

As of December 31, 2025 and 2024, the Company had payables to Mr. Leibovich for reimbursable expenses totaling $0 and $9,273, respectively.

Indemnification Agreements

We intend to enter into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. For further information, see “Description of Capital Stock - Limitations on Liability and Indemnification Matters.”

Promoters and Controls Persons

Each of Lavell Juan Malloy, II, our co-founder, Chief Executive Officer and Chairman, and Daniel Leibovich, our co-founder, Chief Operating Officer, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Executive Compensation” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed for Audit and Non-Audit Services

The following table presents for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our current and former independent registered public accounting firms, CBIZ CPAs P.C. and Marcum LLP, respectively.

	2025	2024
Audit Fees (1)	$489,180	$277,353

(1)

Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements, and related registration statements. The audit fees for 2024 relate primarily to work performed by Marcum LLP, and the audit fees for 2025 relate primarily to work performed by CBIZ CPAs P.C.

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

3.	Exhibits (including those incorporated by reference).

(b)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
3.7	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	07/30/2025
3.8	Certificate of Designation of Series C Convertible Preferred Stock	8-K	3.1	12/17/2025
4.1	Form of Representative’s Warrant	S-1/A	1.1	02/11/2025
4.2	Common Stock Purchase Warrant	8-K	4.1	07/30/2025
4.3	Pre-Funded Warrant to purchase class B common stock of CleanCore Solutions, Inc., issued to Brag House Holdings, Inc.	8-K	4.1	09/08/2025
4.4	Common Stock Purchase Warrant	S-1	4.2	12/24/2025
4.5	Description of Securities				X
10.1	Agency Supplier Agreement, dated May 28, 2021, by and between Moroch Partners, Inc. and Brag House, Inc.	S-1	10.1	06/18/2024
10.2	Amazon Web Services Customer Agreement	S-1	10.2	06/18/2024
10.3	Master Services Agreement, effective as of August 1, 2022, between The Coca-Cola Company and Brag House, Inc.	S-1	10.3	06/18/2024
10.4	Amendment to Master Services Agreement, effective as of May 11, 2023, by and between The Coca-Cola Company and Brag House, Inc.	S-1	10.4	06/18/2024
10.5	License Agreement by and between The City of Fort Worth and Brag House, Inc.	S-1	10.5	06/18/2024
10.6	Sponsorship Agreement by and between Stadium Management Company, LLC, Denver Broncos Team, LLC, and Brag House, Inc.	S-1	10.6	06/18/2024
10.7	Form of Original Issue Discount Convertible Promissory Note	S-1	10.7	06/18/2024
10.8†	Form of Indemnification Agreement between Brag House Holdings, Inc. and each of its directors and executive officers	S-1/A	10.8	07/10/2024
10.9	Marketing Services Agreement, dated March 15, 2024, between Outside the Box Capital, Inc. and Brag House	S-1/A	10.9	07/10/2024
10.10	First Amendment to Marketing Services Agreement, dated March 15, 2024, between Outside the Box Capital, Inc. and Brag House	S-1/A	10.10	12/03/2024

10.11	Marketing Services Agreement, dated March 1, 2025, between Outside the Box Capital, Inc. and Brag House Holdings, Inc.	10-K	10.10(b)	05/07/2025
10.12†	Employment Agreement, dated as of June 15, 2024, by and between Brag House Holdings, Inc. and Lavell Juan Malloy, II	S-1/A	10.11	07/10/2024
10.13†	Employment Agreement, dated as of June 15, 2024, by and between Brag House Holdings, Inc. and Daniel Leibovich	S-1/A	10.12	07/10/2024
10.14	Software as a Service (SaaS) Agreement, dated November 13, 2024, by and between Brag House Holdings, Inc. and EVEMeta, LLC	S-1/A	10.14	01/13/2025
10.15	Amendment, dated as of May 12, 2025, to Software as a Service (SaaS) Agreement, dated as of November 13, 2024, by and between Brag House Holdings, Inc. and EVEMeta, LLC	10-Q	10.3	07/18/2025
10.16^	Master Service Agreement, dated November 13, 2024, by and between Brag House Holdings, Inc. and Artemis Ave LLC	S-1/A	10.15	01/13/2025
10.17	Amendment, dated as of May 12, 2025, to Master Service Agreement, dated as of November 13, 2024, by and between Brag House Holdings, Inc. and Artemis Ave LLC	10-Q	10.2	07/18/2025
10.18	Sales Representation Agreement, dated September 11, 2024, by and between Brag House Holdings, Inc. and IMG College, LLC	S-1/A	10.16	01/13/2025
10.19	Form of Securities Purchase Agreement, dated as of July 24, 2025, with 12 accredited investors	8-K	10.1	07/30/2025
10.20	Placement Agent Agreement, dated July 24, 2025, between Brag House Holdings, Inc. and Reverse Securities LLC	8-K	10.2	07/30/2025
10.21	Registration Rights Agreement, dated as of July 24, 2025, by and between Brag House Holdings, Inc. and the parties named therein	8-K	10.3	07/30/2025
10.22	Form of Securities Purchase Agreement, dated as of September 1, 2025, between CleanCore Solutions, Inc., and Brag House Holdings, Inc.	8-K	10.1	09/08/2025
10.23	Form of Registration Rights Agreement, dated as of September 1, 2025, between CleanCore Solutions, Inc., and Brag House Holdings, Inc.	8-K	10.2	09/08/2025
10.24	Form of Voting and Support Agreement	S-4/A	10.21	02/03/2026
10.25†	Brag House Holdings, Inc. Amended and Restated 2024 Omnibus Incentive Plan	S-4	10.22	12/03/2025
10.26†	Conditional Consent and Limited Waiver by and between Lavell Juan Malloy, II, Brag House Holdings, Inc. and House of Doge Inc.	8-K	10.1	10/17/2025
10.27†	Conditional Consent and Limited Waiver by and between Daniel Leibovich, Brag House Holdings, Inc. and House of Doge Inc.	8-K	10.3	10/17/2025
10.28	Secured Promissory Note, dated as of October 14, 2025, by House of Doge Inc. in Favor of Brag House Holdings, Inc.	8-K	10.4	10/17/2025
10.29	Amendment, dated effective as of December 4, 2025, to Secured Promissory Note	8-K	10.7	12/10/2025
10.30	Security and Pledge Agreement, dated as of October 14, 2025, by House of Doge Inc. and the Guarantors identified therein in Favor of Brag House Holdings, Inc.	8-K	10.5	10/17/2025
10.31	Intellectual Property Security Agreement, dated as of October 14, 2024, by House of Doge Inc. in favor of Brag House Holdings, Inc.	8-K	10.6	10/17/2025
10.32	Guarantee, dated as of October 14, 2025, in favor of Brag House Holdings, Inc.	8-K	10.7	10/17/2025
10.33†	Employment Agreement by and between Brag House Holdings, Inc., Brag House Inc. and Lavell Juan Malloy, II, to be effective as of the Effective Date	S-4/A	10.34	02/03/2026
10.34†	Employment Agreement by and between Brag House Holdings, Inc., Brag House, Inc. and Daniel Leibovich, to be effective as of the Effective Date	S-4/A	10.35	02/03/2026
10.35	Common Stock Purchase Agreement as of December 4, 2025, by and between YA II PN, LTD., House of Doge Inc., and Brag House Holdings, Inc.	S-4/A	Annex F	02/03/2026
10.36	Convertible Promissory Note, dated December 4, 2025, by Brag House Holdings, Inc., and House of Doge Inc. in Favor of YA II PN, LTD	S-4/A	Annex G	02/03/2026
10.37	Registration Rights Agreement, dated as of December 4, 2025, by and between YA II PN, LTD., and House of Doge Inc. and Brag House Holdings, Inc.	S-4/A	10.39	02/03/2026
10.38	Pledge Agreement, dated as of December 4, 2025 by and among Brag House Holdings, Inc., and Dogecoin Ventures, Inc. in favor of YA II PN, LTD	S-4/A	10.40	02/03/2026
10.39	Global Guarantee Agreement, dated as of December 4, 2025, by (a) Brag House, Inc., Brag House, Ltd., and Brag House Merger Sub, Inc., (b) Dogecoin Ventures, Inc., The Official Dogecoin Treasury and Reserve Inc., and House of Doge Canada Inc., in favor of (c) YA II PN, LTD	S-4/A	10.41	02/03/2026
10.40	Subordination And Intercreditor Agreement, dated as of December 4, 2025, by and between YA II PN, LTD. and Brag House Holdings, Inc.	S-4/A	10.42	02/03/2026

14.1	Code of Ethics	10-K	14.1	05/07/2025
19.1	Insider Trading Policy	10-K	19.2	05/07/2025
21.1	Subsidiaries of the Registrant	S-1/A	21.1	07/10/2024
23.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm				X
23.2	Consent of Marcum LLP, independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Acting Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2#	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Compensation Recovery Policy	10-K	97.1	05/07/2025
101.INS+	XBRL Instance Document				X
101.SCH+	XBRL Taxonomy Extension Schema Document				X
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

†	Management or compensatory plan or arrangement.

^	Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulations S-K because they are not material and are the type that the registrant treats as private or confidential. The Registrant hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

BRAG HOUSE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brag House Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brag House Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Boston, MA

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Brag House Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brag House Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2025.

New Haven, CT

March 30, 2026

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and Cash Equivalents	$222,572	$29,228
Other Receivable	-	34,667
Prepaid Expenses	203,389	-
Notes Receivable - Related Party	8,779,000	-
Accrued Interest Receivable - Related Party	92,838	-
Advances to Related Party	3,365,000	-
Other Current Assets	25,500	18,332
Total Current Assets	12,688,299	82,227

Other Assets:
Deferred Offering Costs	1,000,000	1,219,176
Prepaid Expenses - Long-Term	-	125
Investment in Equity Securities	1,100,000	-
Total Other Assets	2,100,000	1,219,301
Total Assets	$14,788,299	$1,301,528

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities:
Accounts Payable	$1,320,617	$1,929,469
Due to Officer - Related Party	-	24,303
Accrued Interest	-	1,189,345
Accrued Payroll	44,249	251,043
Accrued Liabilities	1,130,208	193,785
Share Payable	1,234	32,500
Other Current Liabilities	98,238	95,238
Notes Payable	-	297,900
Convertible Debt - December 2024, net of discount	-	21,719
Convertible Debt, net of discount and issuance costs	-	5,722,511
Convertible Debt - Yorkville	3,771,845	-
Commitment Fee Payable	1,000,000	-
Total Current Liabilities	7,366,391	9,757,813
Long-Term Liabilities:
Warrant Liability	3,987,046	-
Total Long-Term Liabilities	3,987,046	-
Total Liabilities	11,353,437	9,757,813

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit)
Series C Preferred Stock, $0.0001 Par Value - 65 Shares Authorized, no shares Issued and Outstanding as of December 31, 2025 and 2024	-	-
Series B Preferred Stock, $0.0001 Par Value - 15,000 Shares Authorized, 8,098 and 0 Issued and Outstanding as of December 31, 2025 and 2024, respectively	1	-
Series A Preferred Stock, $0.0001 Par Value - 200,000 Shares Authorized, no shares Issued and Outstanding as of December 31, 2025 and 2024	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31, 2025	December 31, 2024
Preferred Stock, $0.0001 Par Value - 24,784,935 Shares Authorized, 0 and 82,096 Issued and Outstanding as of December 31, 2025 and 2024, respectively	-	420
Common Stock, $0.0001 Par Value - 250,000,000 Shares Authorized, 20,951,363 and 7,033,330 Issued and Outstanding as of December 31, 2025 and 2024, respectively	2,095	14,554
Stock Subscription Receivable	-	(3,700)
Additional Paid In Capital	33,986,156	6,195,322
Accumulated Deficit	(30,538,211)	(14,647,702)
Accumulated Other Comprehensive Loss	(15,179)	(15,179)
Total Stockholders’ Equity (Deficit)	3,434,862	(8,456,285)
Total Liabilities and Stockholders’ Equity (Deficit)	$14,788,299	$1,301,528

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31, 2025	December 31, 2024
Revenues:
Tournament Revenues	$-	$-
Live-streaming Services	-	105
Total Revenues	-	105

Cost of Sales
Cost of Sales	-	464
Total Cost of Sales	-	464
Gross Profit (Loss)	-	(359)

Operating Expenses:
Advertising and Marketing	641,919	172,989
Legal and Professional	2,123,440	490,528
Selling, General and Administrative	3,327,087	608,904
Software Expense	639,334	18,089
Software Development	23,591	21,034
Stock-Based Compensation	963,534	179,766
Total Operating Expenses	7,718,905	1,491,310

Other (Income) Expense:
Interest Expense and Amortization of Debt Discount	1,458,971	2,179,122
Other Income	(210,726)	(384,047)
Interest Income	(92,838)	-
Other Expenses	74,416	-
Other Expense - Stock-Based Compensation Liability	133,331	-
Foreign Currency (Gain) Loss	(441)	1,775
Net Unrealized Loss on Equity Securities	2,900,000	-
Change in Fair Value of Warrants and Convertible Debt	3,908,891	-
Total Other (Income) Expense, Net	8,171,604	1,796,850
Loss Before Income Taxes	(15,890,509)	(3,288,519)
Provision for Income Taxes	-	-
Net Loss	(15,890,509)	(3,288,519)
Total Comprehensive Loss	$(15,890,509)	$(3,288,519)

Net Loss per Common Share - Basic and Diluted	$(1.31)	$(0.58)
Weighted Average Shares Outstanding - Basic and Diluted	12,169,674	5,697,212

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series C Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount
Balance on December 31, 2023	-	$-	-	$-
Issuance of Shares Payable	-	-	-	-
Sale of Common Stock	-	-	-	-
Retirement of Shares	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-
Stock-Based Compensation	-	-	-	-
Interest Payment in Shares	-	-	-	-
Net Loss	-	-	-	-
Balance on December 31, 2024	-	$-	-	$-
Issuance of Common Stock	-	-	-	-
Offering Costs	-	-	-	-
Conversion of Preferred Stock to Common Stock	-	-	-	-
Conversion of Convertible Debt and Accrued Interest	-	-	-	-
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	-	-	-	-
Issuance of Underwriter Warrants	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-
Stock-Based Compensation	-	-	-	-
Issuance of Shares Payable - Subscription	-	-	-	-
Issuance of Common Stock for Services in Connection with the PIPE Offering	-	-	-	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	-	-	15,000	1
Settlement of Subscription Receivable	-	-	-	-
Adjustment of Par Value of Common Stock	-	-	-	-
Conversion of Series B Convertible Preferred Stock to Common Stock	-	-	(6,902)	-
Exercise of Warrants	-	-	-	-
Net Loss	-	-	-	-
Balance on December 31, 2025	-	$-	8,098	$1

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance on December 31, 2023	-	$-	82,096	$420
Issuance of Shares Payable	-	-	-	-
Sale of Common Stock	-	-	-	-
Retirement of Shares	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-
Stock-Based Compensation	-	-	-	-
Interest Payment in Shares	-	-	-	-
Net Loss	-	-	-	-
Balance on December 31, 2024	-	$-	82,096	$420
Issuance of Common Stock	-	-	-	-
Offering Costs	-	-	-	-
Conversion of Preferred Stock to Common Stock	-	-	(82,096)	(420)
Conversion of Convertible Debt and Accrued Interest	-	-	-	-
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	-	-	-	-
Issuance of Underwriter Warrants	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-
Stock-Based Compensation	-	-	-	-
Issuance of Shares Payable - Subscription	-	-	-	-
Issuance of Common Stock for Services in Connection with the PIPE Offering	-	-	-	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	-	-	-	-
Settlement of Subscription Receivable	-	-	-	-
Adjustment of Par Value of Common Stock	-	-	-	-
Conversion of Series B Convertible Preferred Stock to Common Stock	-	-	-	-
Exercise of Warrants	-	-	-	-
Net Loss	-	-	-	-
Balance on December 31, 2025	-	$-	-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Subscription
	Shares	Amount	Receivable
Balance on December 31, 2023	5,744,929	$14,794	$(4,276)
Issuance of Shares Payable	135,856	33	-
Sale of Common Stock	29,093	7	-
Retirement of Shares	(208,010)	(425)	576
Issuance of Common Stock for Services	1,250,000	125	-
Stock-Based Compensation	-	-	-
Interest Payment in Shares	81,462	20	-
Net Loss	-	-	-
Balance on December 31, 2024	7,033,330	$14,554	$(3,700)
Issuance of Common Stock	56	-	-
Offering Costs	-	-	-
Conversion of Preferred Stock to Common Stock	82,096	420	-
Conversion of Convertible Debt and Accrued Interest	1,954,606	195	-
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	1,696,250	169	-
Issuance of Underwriter Warrants	-	-	-
Issuance of Common Stock for Services	302,273	30	-
Stock-Based Compensation	-	-	-
Issuance of Shares Payable - Subscription	6,250	1	-
Issuance of Common Stock for Services in Connection with the PIPE Offering	450,000	45	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	-	-	-
Settlement of Subscription Receivable	-	-	3,700
Adjustment of Par Value of Common Stock	-	(14,262)	-
Conversion of Series B Convertible Preferred Stock to Common Stock	7,327,245	733	-
Exercise of Warrants	2,099,257	210	-
Net Loss	-	-	-
Balance on December 31, 2025	20,951,363	$2,095	$-

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Additional Paid-in Capital - Net of Offering Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance on December 31, 2023	$5,284,362	$(11,359,183)	$(15,179)
Issuance of Shares Payable	351,372	-	-
Sale of Common Stock	99,993	-	-
Retirement of Shares	(151)	-	-
Issuance of Common Stock for Services	-	-	-
Stock-Based Compensation	179,766	-	-
Interest Payment in Shares	279,980	-	-
Net Loss	-	(3,288,519)	-
Balance on December 31, 2024	$6,195,322	$(14,647,702)	$(15,179)
Issuance of Common Stock	-	-	-
Offering Costs	(1,427,078)	-	-
Conversion of Preferred Stock to Common Stock	-	-	-
Conversion of Convertible Debt and Accrued Interest	6,765,577	-	-
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	5,608,031	-	-
Issuance of Underwriter Warrants	130,980	-	-
Issuance of Common Stock for Services	964,118	-	-
Stock-Based Compensation	963,534	-	-
Issuance of Shares Payable - Subscription	24,999	-	-
Issuance of Common Stock for Services in Connection with the PIPE Offering	(45)	-	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	13,035,294	-	-
Settlement of Subscription Receivable	(2,987)	-	-
Adjustment of Par Value of Common Stock	14,262	-	-
Conversion of Series B Convertible Preferred Stock to Common Stock	(733)	-	-
Exercise of Warrants	1,714,882	-	-
Net Loss	-	(15,890,509)	-
Balance on December 31, 2025	$33,986,156	$(30,538,211)	$(15,179)

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Total Stockholders’ Equity (Deficit)
Balance on December 31, 2023	$(6,079,062)
Issuance of Shares Payable	351,405
Sale of Common Stock	100,000
Retirement of Shares	-
Issuance of Common Stock for Services	125
Stock-Based Compensation	179,766
Interest Payment in Shares	280,000
Net Loss	(3,288,519)
Balance on December 31, 2024	$(8,456,285)
Issuance of Common Stock	-
Offering Costs	(1,427,078)
Conversion of Preferred Stock to Common Stock	-
Conversion of Convertible Debt and Accrued Interest	6,765,772
Issuance of Common Stock in Connection with IPO and Over-allotment, Net of $1,176,800 of Offering Costs	5,608,200
Issuance of Underwriter Warrants	130,980
Issuance of Common Stock for Services	964,148
Stock-Based Compensation	963,534
Issuance of Shares Payable - Subscription	25,000
Issuance of Common Stock for Services in Connection with the PIPE Offering	-
Issuance of Series B Convertible Preferred Stock with Warrants - PIPE Offering, Net of $1,964,705 of Offering Costs	13,035,295
Settlement of Subscription Receivable	713
Adjustment of Par Value of Common Stock	-
Conversion of Series B Convertible Preferred Stock to Common Stock	-
Exercise of Warrants	1,715,092
Net Loss	(15,890,509)
Balance on December 31, 2025	$3,434,862

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2025	December 31, 2024
OPERATING ACTIVITIES
Net Loss	$(15,890,509)	$(3,288,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Interest	-	826,225
Share Payable	-	132,849
Stock-Based Compensation	963,534	179,766
Amortization of Debt Discount	100,781	50,629
Loan Extension Fees	-	997,253
Deferred Offering Costs	-	(6,647)
Interest Payment in Shares	-	280,000
Change in Fair Value of Stock-Based Compensation Liability - Software Expense	39,998	-
Other Expense - Stock-Based Compensation Liability	133,331	-
Issuance of Common Stock for Services - Marketing Expenses	282,682	-
Issuance of Common Stock for Services - Software Expenses	159,091	-
Issuance of Common Stock for Services - Selling, General and Administrative	70,000	-
Foreign Currency (Gain) Loss	(441)	1,775
Net Unrealized Loss on Equity Securities	2,900,000	-
Change in Fair Value of Warrants and Convertible Debt	3,908,891	-
Bad Debt Expense	17,408	-
Impairment of Capitalized Implementation Costs - Software Expenses	389,171	-
Interest Expense - Original Issue Discount	385,000	-
Changes in operating assets and liabilities:
Prepaid Expenses and Other Current Assets	(63,138)	-
Other Receivable	35,480	-
Interest Receivable - Related Party	(92,838)	-
Other Current Assets	(25,500)	12,228
Other Assets	-	8,639
Accounts Payable	(608,975)	489,446
Related Party Payable	(24,303)	14,692
Accrued Payroll	(206,794)	203,733
Accrued Liabilities	1,051,423	(567,106)
Accrued Interest	(146,084)	-
Share Payable	(6,266)	-
Other Current Liabilities	3,000	95,000
Net Cash Flows Used In Operating Activities	$(6,625,058)	$(570,037)

INVESTING ACTIVITIES
Investment in Equity Securities	$(4,000,000)	$-
Advance of Notes Receivable - Related Party	(8,779,000)	-
Advances to Related Party	(3,365,000)	-
Net Cash Flows Used in Investing Activities	$(16,144,000)	$-

FINANCING ACTIVITIES
Proceeds from Notes Payable	$101,650	$321,408
Repayment of Notes Payable	(399,126)	(25,000)
Cash paid for the settlement of the Stock-Based Compensation Liability	(250,000)	-

The accompanying notes are an integral part of these consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31, 2025	December 31, 2024
Proceeds from OID Convertible Loans, net	-	168,968
Repayment of Convertible Debt - December 2024, net	(227,500)	-
Proceeds from Convertible Debt - December 2024, net	105,000	-
Proceeds from the sale of Common Stock in IPO	6,785,000	-
Proceeds from the sale of Common Stock	-	100,000
Offering Costs Paid and Netted with IPO Proceeds	(1,250,800)	-
Offering Costs Paid	(761,422)	-
Offering Costs Paid and Netted with PIPE Proceeds	(1,321,205)	-
Proceeds from the sale of Series B Convertible Preferred Stock and Warrants	15,000,000	-
Proceeds from the Collection of Subscription Receivable	713	-
Proceeds from the Exercise of Warrants	1,715,092	-
Proceeds from Convertible Debt - Yorkville Facility	3,465,000	-
Net Cash Flows from Financing Activities	$22,962,402	$565,376

Net change in cash	$193,344	$(4,661)
Cash and Cash Equivalents at the beginning of the year	29,228	33,889
Cash and Cash Equivalents at the end of the year	$222,572	$29,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$532,943	$25,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Debt and Accrued Interest	$6,765,772	$-
Deferred Offering Costs	-	608,341
Issuance of Shares Payable	-	351,405
Other Assets Paid for with Shares	-	125
Issuance of Underwriter Warrants included as Offering Costs	130,980	-
Change in Stock-Based Compensation Liability Capitalized to Implementation Costs	76,671	-
Prepaid Expenses Reclassified to Issuance of Common Stock for Services - Software Expense	62	-
Prepaid Expenses Reclassified to Capitalized Implementation Costs	63	-
Issuance of Common Stock for Capitalized Implementation Costs	312,437	-
Deferred Offering Costs at December 31, 2024 Reclassified to Offering Costs	1,219,176	-
Other Current Assets Reclassified to Other Receivables	18,081	-
Other Current Assets Reclassified to Prepaid Expenses	250	-
Write Off of Deferred Offering Costs Accrued at December 31, 2024	115,000	-
Conversion of Series A Preferred Stock to Common Stock	420	-
Prepaid Expenses Recognized by Issuance of Common Stock	140,000	-
Issuance of Shares Payable - Subscription	25,000	-
Issuance of Placement Agent and Settlement Warrants included as Offering Costs	1,106,389	-
Issuance of Common Stock for Services Included in Offering Costs - PIPE	478,200	-
Deferred Commitment Fee Payable	1,000,000	-

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

On February 14, 2025, the Company received its notice of effectiveness from the U.S. Securities Exchange Commission (“SEC”) and became a public company. On March 5, 2025, the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood Capital Partners, LLC (“Kingswood”) as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s common stock at a public offering price of $4.00 per share for gross proceeds of $5.9 million, before deducting underwriting discounts and other related expenses totaling $1.1 million.

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

Brag House Merger Sub, Inc. (“Merger Sub” or “BHMS”), a wholly owned subsidiary of the Company, was formed as a Delaware corporation on October 9, 2025. The Company’s principal executive offices are located at 45 Park Street, Montclair, NJ 07042. Please refer to Note 12.

The Company entered into a Merger Agreement dated as of October 12, 2025 (the “Merger Agreement”), by and among the Company, House of Doge Inc., a Texas Corporation (“House of Doge”), and the Merger Sub. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the respective boards of directors of both Brag House and House of Doge. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, among other things, House of Doge will merge (the “Merger”) with and into Merger Sub, with the House of Doge continuing as the surviving entity and a wholly owned subsidiary of the Company.

The proposed merger is subject to customary closing conditions, including regulatory approvals, filing of required registration statements, shareholder consent, and completion of due diligence. As of the date these financial statements were issued, the Merger had not yet closed. The Company expects the transaction to be finalized during the second quarter of 2026, pending satisfaction of all closing conditions. Please refer to Note 12.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $30,538,211. For the year ended December 31, 2025, the Company had a net loss of $15,890,509 and negative cash flows from operations of $6,625,058. The Company’s investing activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2026, in addition to pursuing other potential strategic and business development initiatives including the contemplated Merger Agreement. In addition, the Company has had, and expects to have, negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and infusions of cash from advances by its Chief Executive Officer, and plans to continue funding operations through the sale of equity or issuance of debt instruments. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the issuance of these consolidated financial statements.

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

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses will not arise, management believes that the revenue to be generated from operations, together with equity and debt financing, will provide the necessary funding for the Company to continue as a going concern. However, the Company has earned minimal revenue from its inception through the year ended December 31, 2025, and management cannot guarantee that any potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

On July 24, 2025, the Company entered into an agreement to sell an aggregate of 15,000 shares of its Series B Convertible Preferred Stock in a private placement offering for total gross proceeds of $15,000,000 (the “PIPE Offering”). Please refer to Note 5.

Additionally, on September 2, 2025, the Company invested $4,000,000 in Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) of CleanCore Solutions, Inc., with a purchase price of $1 per warrant share. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company The Pre-Funded Warrants were exercised in full as of December 31, 2025 and are investments in equity securities which are measured at fair value at each reporting period. Please refer to Notes 10 and 11.

On December 4, 2025, the Company, House of Doge and Yorkville entered into the Yorkville Purchase Agreement, whereby the Company has the right, but not the obligation, to sell to Yorkville, and Yorkville is obligated to purchase from the Company, up to $100,000,000 in the Company’s Common Stock. Concurrently with the Yorkville Purchase Agreement, the Company and House of Doge, jointly and severally, authorized the issuance of the Yorkville Convertible Note to Yorkville, in the aggregate original principal amount of up to $11.0 million. Also, in connection with the aforementioned, the Company issued to Yorkville a warrant (the “Yorkville Warrant”) to purchase up to 10,173,881 shares of the Company’s Common Stock with an exercise price equal to the lower of (i) $1.50 per share, or (ii) 130% of the average closing price of the Company’s Common Stock as reported by Nasdaq for the five trading days ending on the 10th trading day following the closing of the Merger. The Yorkville Warrant was exercisable immediately upon issuance and expires three years from the date of issuance. Please refer to Notes 7 and 10.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the balances and results of operations of the Company and our consolidated subsidiaries. The summary of significant accounting policies presented below are designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who is responsible for their integrity and objectivity. The Company and its subsidiaries operate as a single operating segment.

Reclassification of Expenses

Certain prior-period amounts have been reclassified to conform to the current-year presentation. Specifically, amounts previously reported within Selling, General and Administrative expenses have been reclassified to Software Expenses to better reflect the nature of these costs. These reclassifications had no impact on previously reported total operating expenses, net loss, or cash flows.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents totaling $215,000 and $0 as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, the Company had receivables due from House of Doge Inc. (“House of Doge”), a related party, totaling approximately $12,236,838, which are included within Notes Receivable – Related Party, Accrued Interest Receivable – Related Party, and Advances to Related Party in the accompanying consolidated balance sheets. House of Doge is a party to the Merger Agreement entered into on October 12, 2025, pursuant to which a subsidiary of the Company will merge with and into House of Doge, with House of Doge surviving as a wholly owned subsidiary of the Company upon completion of the transaction.

The receivables arose primarily from a promissory note and advances provided to House of Doge in connection with activities related to the pending merger and related operational matters. The balance for the note receivable is subject to repayment terms and interest, while the advances are not.

The Company evaluates the collectability of financial assets measured at amortized cost in accordance with ASC 326, Financial Instruments—Credit Losses, which requires the recognition of an allowance for expected credit losses over the contractual life of the financial asset.

Due to the limited number of counterparties and the specific nature of the related-party arrangement, the Company estimates expected credit losses on the House of Doge receivable using a specific identification approach. In developing its estimate of expected credit losses, management considered:

●	the financial condition and liquidity of House of Doge;

●	historical payment experience between the parties, if any;

●	the expected consummation of the merger transaction;

●	current economic conditions; and

●	other relevant qualitative and forward-looking information available as of the balance sheet date.

Based on its evaluation as of December 31, 2025, the Company determined that no allowance for expected credit losses was required related to these receivables. The Company will continue to monitor the collectability of the receivables and adjust the allowance for credit losses as necessary in future reporting periods.

Offering Costs

Offering costs represent specific incremental costs directly attributable to a proposed or actual offering of securities which may be deferred and charged against the gross proceeds of the offering. The Company incurred legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These offering costs were reclassified to additional paid-in capital from deferred offering costs. These amounts are shown, along with underwriters’ fees paid, in the amount of $1,351,098. Please refer to Note 5 for details.

Further, during the year ended December 31, 2025, additional offering costs of $1,252,780 were incurred simultaneously with the closing of the IPO. Of this amount, $190,980 is recorded as offering costs and the remaining $1,061,800 is displayed as a net amount against the IPO and over-allotment option proceeds on the consolidated statements of changes in stockholders’ equity (deficit).

Also, the Company incurred an additional $3,549,294 in offering costs in connection with the PIPE Offering during the year ended December 31, 2025. Please refer to Note 5 for details.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Subscription Receivable

The Company records share issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on its balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-10-45-2, “Equity” — Other Presentation Matters, the subscription receivable is reclassified as a contra account to stockholders’ equity (deficit) on the consolidated balance sheets.

During the year ended December 31, 2025, the Company received $713 in cash from outstanding subscriptions receivable and wrote off the remaining balance of $2,987.

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

The Company had a tax credit receivable of $34,667 included as an other receivable in the current assets section of the Company’s consolidated balance sheets as of December 31, 2024. During the year ended December 31, 2025, the Company collected $17,259 of the receivable and wrote off the remaining $17,408 as an uncollectible amount to bad debt expense.

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

During the years ended December 31, 2025 and 2024, the Company recognized other income due to discounts granted by vendors in the amount of $73,450 and $0, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2025 and 2024, the Company was not exposed to any risks due to having a cash balance in each account which did not exceed the coverage limits. The Company has not experienced any losses in such accounts.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $641,919 and $172,989 for the years ended December 31, 2025 and 2024, respectively.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The carrying value of the Company’s financial instruments: cash, other receivables, notes receivable, accrued interest receivable, advances, accounts payable, and accrued liabilities, approximate their fair values because of the short-term nature of these financial instruments.

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

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. The stock-based payments provided in advance for implementation costs are recorded as capitalized implementation costs as the services are rendered. Capitalized implementation costs related to the CCA are included on the consolidated balance sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization will begin only when the software is placed into use and the amortization expense will be recorded as an operating expense. As of December 31, 2024, $63 was recognized as a non-current prepaid expense asset related to the development services to be provided by Artemis. During the years ended December 31, 2025 and 2024, $389,171 and $0 was recognized, respectively, as capitalized implementation costs related to the Company’s cloud computing arrangements and no amortization expense was recognized in either year as the software was not placed into service. The amount of $389,171 was a recognition of $312,500 for services provided, which included the reclassification of the $63 recorded as a non-current prepaid expense asset as of December 31, 2024, and a portion of the change in fair value of the stock-based compensation liability which equaled $76,671 during the year ended December 31, 2025.

The costs associated with the support and maintenance services and the use of the EVEMeta compression software are recorded as software expenses over the service period defined in the respective agreements. As of December 31, 2024, $62 was recognized as a non-current prepaid expense asset related to the services by Artemis and EVEMeta for support and maintenance. During the year ended December 31, 2025, the Company recorded software expenses of $159,091 in connection with the EVEMeta compression software, which included the expensing of the $62 recorded as a non-current prepaid expense asset as of December 31, 2024. The Company sent notices of material breach to both Artemis and EVEMeta regarding the MSA and SaaS Agreements during the year ended December 31, 2025, and all services from Artemis and EVEMeta have remained halted and the project is no longer expected to be completed. As a result, the Company has determined that the previously capitalized implementation costs no longer have probable future economic benefit and have recorded an impairment loss on the total carrying value of $389,171, which is recorded in software expenses for the year ending December 31, 2025.

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

The Company accounts for certain convertible debt instruments under the fair value option (“FVO”) in accordance with ASC 825, “Financial Instruments”. The Company may elect the FVO on an instrument-by-instrument basis at initial recognition. The election of the FVO is irrevocable. Convertible debt for which the fair value option has been elected is recorded at fair value on the issuance date and remeasured at fair value at each subsequent reporting date. Changes in fair value are recognized in earnings in the period in which they occur, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income. When the FVO is elected, the Company does not separately account for embedded conversion features, and no portion of the instrument is classified in equity. Further, issuance costs related to the convertible debt under the FVO are immediately expensed.

The Company determined that the convertible debt instruments where the FVO was elected do not have readily determinable market values and therefore estimates fair value using valuation techniques consistent with the market and income approaches in accordance with ASC 820. The fair value measurements are classified within Level 3 of the fair value hierarchy because they utilize significant unobservable inputs.

Given the complex capital structure and the potential for multiple settlement outcomes, the Company estimates the fair value of the convertible debt instruments using the Probability-Weighted Expected Return Method (“PWERM”). Under the PWERM, the Company models multiple potential future scenarios, which may include conversion into equity in connection with a qualified financing, repayment at maturity, strategic transaction, or other liquidity events. For each scenario, the Company estimates the value of the convertible debt instruments based on the contractual terms, including conversion features, repayment provisions, interest accrual, and any embedded preferences.

The estimated value under each scenario is probability-weighted based on management’s assessment of the likelihood of each outcome and discounted to present value using a rate that reflects the risks associated with the instrument and the expected timing of the settlement event.

Significant unobservable inputs used in the valuation may include:

●	Probabilities assigned to various settlement or liquidity scenarios

●	Expected timing of financing or liquidity events

●	Estimated enterprise values under equity conversion scenarios

●	Discount rates

●	Volatility assumptions

●	Projected financial performance

Because the valuation incorporates significant management judgment and unobservable inputs, changes in these assumptions could result in material changes in fair value in future periods. The Company reassesses these assumptions at each reporting date. Please refer to Notes 7 and 10 for more detail.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Shares Payable

The Company has incurred obligations that are payable in shares of the Company’s equity. If shares are not issued to satisfy those obligations, a short-term liability is recognized as a share payable. The Company has a share payable balance of $1,234 and $32,500 as of December 31, 2025 and 2024, respectively. Please refer to Note 7 for more detail.

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

Foreign Currency Translation

For the Company’s non-U.S. operations where the functional currency is the local currency, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity (deficit). The Company translates statement of operations amounts at average rates for the period. Transaction gains and losses are recorded in other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss.

The Company recognized a gain or loss on foreign currency from the settlement and fluctuation of foreign currency of notes payable for a gain of $424 and a loss of $1,492, convertible debt for $0 and a loss of $152 and receivables and payables due in foreign currency totaling a gain of $17 and a loss of $131, for the years ending December 31, 2025 and 2024, respectively, for a total foreign currency gain of $441 and a loss of $1,775, respectively. Please refer to Note 7.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S. GAAP, is excluded from net loss.

Net Loss per Common Share

The computation of earnings per share (“EPS”) includes basic and diluted EPS in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the if-converted and treasury stock methods, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants have been exercised, and the proceeds have been used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All outstanding convertible promissory notes and convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share.

The following table summarizes the securities that are excluded from the diluted per share calculation because the effect of including these potential shares is anti-dilutive due to the Company’s net loss:

	As of December 31,
	2025	2024
Convertible Debt	734,584	1,903,675
Unvested Restricted Stock	-	69,783
Shares Payable	355	8,125
Convertible Preferred Stock	5,165,071	82,096
Stock Options	417,678	-
Warrants	2,807,797	-
Total	9,125,485	2,063,679

As of December 31, 2025, no dividends have been declared in any year since inception and all classes of BHHI’s stock do not have cumulative dividend features. As such, the Company did not include any adjustment to the net loss for dividends.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The table below represents the calculation for both basic and diluted net loss per share:

	Years Ended December 31,
	2025	2024
Net Loss	$(15,890,509)	$(3,288,519)
Weighted-average Shares Outstanding – Basic and Diluted	12,169,674	5,697,212
Loss per share – Basic and Diluted	$(1.31)	$(0.58)

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

The Company issued stock options exercisable into 1,950,000 shares of its Common Stock during the year ended December 31, 2025. The Company has issued warrants convertible into 44,250 shares of its Common Stock to the underwriter in connection with its IPO, warrants convertible into 17,517,203 shares of its Common Stock in connection with the PIPE Offering, and warrants convertible into an additional 10,173,881 shares of its Common Stock in connection with the Yorkville Purchase Agreement and Yorkville Convertible Note as of December 31, 2025. Please refer to Notes 1, 5, 7 and 10 for more information. Stock-based payment awards, such as stock options or restricted stock awards, are valued based on the fair value on the date of grant and amortized ratably over the estimated life of the award. Stock-based payment awards may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, the Company records compensation expenses related to grants of stock-based payment awards on management’s estimates of the probable dates of the vesting events. The Company recognizes forfeitures of stock-based payment awards as they occur.

Investment in Equity Securities

Investments in equity securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges, with changes in fair value recorded in other (income) expense in the consolidated statements of operations and comprehensive income (loss). All changes in an equity security’s fair value are reported in earnings as they occur. As such, the sale of an equity security does not necessarily give rise to a significant gain or loss. Unrealized gains (losses) due to fluctuations in fair value are recorded in the consolidated statements of operations and comprehensive loss.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Newly Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued Income Taxes (Topic 740) (“ASU 2023-09”). This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures. These amendments are effective for fiscal years beginning after December 15, 2024. During 2025, the Company adopted the provisions of this updated accounting pronouncement prospectively.

Recently Issued but not yet Adopted Accounting Pronouncements

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

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient, applicable to all entities, permitting the assumption that current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions under ASC 606. These amendments will become effective for the Company for its annual reporting periods beginning with the Company’s fiscal year 2026, including interim periods within those fiscal years, with early adoption permitted. The guidance is to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its accounting estimates and allowance methodology. At this time, the Company has not yet determined the effect, if any, that adoption of this ASU will have on its consolidated financial position, results of operations, disclosures, or processes.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 - Interim Reporting and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance will be effective for the Company for interim reporting periods within annual reporting periods beginning with the Company’s fiscal year 2029. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on the financial statement presentation and disclosures.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — RELATED PARTY TRANSACTIONS

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

As of December 31, 2025 and 2024, the Company had payables to the Company’s co-founder and Chief Executive Officer and the Company’s co-founder and Chief Operating Officer for reimbursable expenses totaling $0 and $24,303, respectively.

Notes Receivable and Accrued Interest – Related Party

Pursuant to the Merger Agreement, on October 14, 2025, the Company loaned to House of Doge $8.0 million (the “Loan”), which was evidenced by a secured promissory note (the “Note”) that House of Doge issued in favor of the Company. On December 4, 2025, the Company and House of Doge entered into an amendment to the Note to (i) increase the principal amount of the Note to $10.0 million, (ii) permit the issuance of the Yorkville Convertible Note, as defined below, and (iii) provide for the subordination of the Company’s lien over House of Doge securing House of Doge’s obligations under the Note to YA II PN, LTD.’s, a Cayman Islands exempted limited partnership (“Yorkville”), with the lien in connection with the Yorkville Agreements discussed below. The Loan accrues interest at an annual rate of 5% and matures upon the earlier of (i) April 14, 2026 and (ii) the occurrence of an event of default, as defined in the Note (in most cases, with notice from the Company to House of Doge).

In connection with the Loan, on October 14, 2025, House of Doge and each of its wholly-owned subsidiaries as guarantors entered into a Security and Pledge Agreement in favor of the Company, pursuant to which, among other things, the guarantors granted the Company a first priority lien and security interest in the collateral listed therein. In addition, House of Doge entered into a separate Intellectual Property Security Agreement, dated as of October 14, 2025, in favor of the Company, pursuant to which House of Doge granted to the Company a security interest in certain intellectual property of House of Doge as set forth therein. Further, each of the guarantors executed a Guarantee, dated as of October 14, 2025, in favor of the Company pursuant to which each guarantor guaranteed the full and punctual payment when due and performance of all of House of Doge’s and the other guarantors’ debts, liabilities and obligations pursuant to the Note and any other documents relating thereto.

As of December 31, 2025, the Company was owed a principal balance of $8,779,000 and accrued interest of $92,838.

Advances to Related Party

In connection with the Yorkville Convertible Note, as described in Note 7, the Company received an advance of funds totaling $3,465,000. After paying transaction costs totaling $100,000, the Company advanced to House of Doge a total of $3,365,000 on December 4, 2025, the closing date of the Yorkville Convertible Note. This advance is non-interest bearing and does not have a maturity date. The balance of $3,365,000 remained outstanding and collectible as of December 31, 2025.

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

Marketing Agreement

In March of 2024, the Company entered into a marketing agreement with Outside the Box Capital, Inc. (“OTB Capital”) for marketing services to be provided for the six-month period from May 1, 2024 to October 31, 2024. Compensation for the services consisted of $100,000 in cash and shares of BHHI Common Stock, priced at the IPO, totaling $200,000 which equaled 50,000 shares. These shares became due 10 days after the successful completion of the Company’s IPO on March 6, 2025, deemed the listing date (“Listing Date”), and were issued in April of 2025. The balance of $200,000 increased stockholders’ equity for the issuance of Common Stock for services for the year ended December 31, 2025. Lastly, if within the term of the Company’s agreement with OTB Capital, the Company’s shares achieve a 7-day moving average (calculated using daily VWAP) share price of $9 or more, the Company would issue an additional 50,000 shares to OTB Capital. This share price threshold was not achieved during the term of the agreement and additional compensation was not due. Services under this contract were not provided during the expected service period of May through October of 2024. A modification of the agreement was negotiated and finalized in November of 2024. Services were amended to begin on December 15, 2024 through June 15, 2025. Services had not yet commenced as of December 31, 2024 and through March 5, 2025. As a result, another modification of the agreement was executed on March 28, 2025. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. It also revised the terms of compensation and, as a result, the base compensation of $100,000 became payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s Listing Date as a publicly traded company and the second and final payment for the remaining amount was due three months from the Listing Date. The first payment of $50,000 was made in April of 2025 and the final payment was made on June 5, 2025. No accrual for a liability was required or recorded as of December 31, 2024. A total of $300,000 in advertising and marketing expenses was recognized for the year ended December 31, 2025 in connection with this agreement.

Broncos Sponsorship Agreement

During 2023, the Company entered into a sponsorship agreement with Stadium Management Company and the Denver Broncos. This resulted in marketing expenses totaling $305,000 accrued during the year ended December 31, 2023. In September of 2024, the parties terminated the sponsorship agreement and this resulted in a reduction of the payable amount from $305,000 to $61,000. The reduction of $244,000 was recorded as other income during the year ended December 31, 2024. The balance of $61,000 remains outstanding as of December 31, 2025 and 2024, and is recorded as accounts payable on the consolidated balance sheets.

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

As of December 31, 2024, the Company only recognized the par value of the shares that were issued and has recorded $125 as a non-current prepaid expense in other assets. The services in accordance with the agreements commenced on the Company’s IPO date, March 7, 2025, and services performed under the agreements and compensation costs for the services rendered have been recognized as a software expense or capitalized to capitalized implementation costs, based on the respective agreements.

The Company recognized $588,260 and $0 in total non-employee stock-based compensation costs in relation to the Stock Consideration issued for the technology purchase agreements for the years ended December 31, 2025 and 2024, respectively.

Equity-Classified Awards

The Company recognized $471,591 and $0 in non-employee equity-classified stock-based compensation costs for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was no longer a remaining unrecognized compensation cost related to the Company’s equity-classified awards due to Artemis and EVEMeta breaching its contracts with the Company, as referenced above in Note 2 of this filing. During the year ended December 31, 2025, the Company recorded software expenses of $159,091 in connection with the services rendered with the support and maintenance services with Artemis and the use of the EVEMeta compression software, which included the expensing of the $62 previously recorded as a debit to non-current prepaid expense asset and a credit to Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $159,029 during the year ended December 31, 2025. Further, during the same period, the Company recorded an increase to software expenses of $312,500 in connection with the impairment of capitalized implementation costs in connection with development services rendered, which included the expensing of the $63 previously recorded as a debit to non-current prepaid expense asset and a credit to Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $312,437 during the year ended December 31, 2025. As a result, the total increase to stockholders’ equity for the issuance of Common Stock for services was $471,466 for the year ended December 31, 2025, which is the sum of the aforementioned $312,437 and $159,029 amounts.

Liability-Classified Awards

The Company recognized $116,669 and $0 in non-employee liability-classified stock-based compensation costs for the years ended December 31, 2025 and 2024, respectively.

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

On May 12, 2025, the Company completed a fair value measurement valuation for the cash settlement provision, the liability classified award, using a Monte Carlo simulation model and determined a total fair value of $2,942,136. The Company recognized a stock-based compensation liability from the total fair value only to the extent in which services were provided to the Company through the amendment date, which resulted in partial recognition and was an estimate by the Company as of the amendment date. The Company recognized a stock-based compensation liability and an addition to software expenses of $116,669. The stock-based compensation liability was extinguished as a result of the amendment on May 12, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT

Capital Structure

On December 3, 2021, BHHI was incorporated and the Company authorized 50,000,000 shares of Common Stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. On February 22, 2022, the certificate of incorporation was amended and the Company authorized 250,000,000 shares of Common Stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Further, the Company designated 200,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.0001 per share. Shares of Convertible Series A Preferred Stock and Common Stock (the “Junior Securities”) are entitled to one vote for each share. In order of liquidation rights, distributions will be made to the Series A Preferred holders then to the holders of the other remaining Junior Securities, which are currently Common Stock. The Series A Preferred Stock has a liquidation preference of $0.50 per share in the event of a liquidation and distribution. Further, each share of Convertible Series A Preferred Stock shall automatically convert into one share of Common Stock upon consummation of an underwritten public offering of Common Stock. The Company completed an initial public offering during March of 2025. Please refer to Note 1 and the following section for the details of the IPO. There were no shares of Series A Preferred Stock issued and outstanding during any period since inception, and 0 shares and 82,096 shares of Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively. Further, a total of 20,951,363 and 7,033,330 shares of Common Stock were issued and outstanding as of December 31, 2025 and 2024, respectively.

In July of 2025, the Company filed a certificate of designation and a subsequent amendment to the certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 24,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share is convertible at the option of the holder into shares of Common Stock at a conversion price of $0.942. The Series B Preferred Stock is not redeemable into cash or other assets and is classified as permanent equity. On July 30, 2025, an amendment was filed to establish that each share of Series B Preferred Stock is non-voting. Please refer to the Private Investment into Public Entity (PIPE) section below.

On December 11, 2025, the Company filed a certificate of designation of Series C Convertible Preferred Stock, effective as of December 11, 2025, with the Secretary of State of Delaware. The certificate of designation was filed pursuant to Section 7.22 of the Merger Agreement.

The certificate of designation designates 65 shares of the Company’s preferred stock, par value $0.0001 per share, as Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock is convertible into 5,000,000 shares of the Company’s Common Stock, par value $0.0001 per share, subject to certain beneficial ownership limitations.

The Series C Convertible Preferred Stock votes together with the Common Stock on an as-converted basis, subject to the limitations described above, including a 4.99% voting cap on an as-converted basis. Holders of the Series C Convertible Preferred Stock are entitled to receive dividends on an as-converted basis when, as and if dividends are paid on the Common Stock. Upon a liquidation of the Company, the Series C Convertible Preferred Stock ranks senior to the Common Stock, pari passu with the Company’s existing series of preferred stock, and junior only to securities that are expressly designated as senior securities.

The certificate of designation also contains customary anti-dilution adjustment provisions for stock splits, stock dividends, recapitalizations, and similar corporate transactions. The Series C Convertible Preferred Stock may not be issued other than in accordance with the Merger Agreement or in connection with subsequent rights offerings in which holders of Series C Preferred Stock would be entitled to participate on an as-converted basis.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

Initial Public Offering

On February 14, 2025, the Company received its notice of effectiveness from the SEC and became a public company. On March 5, 2025, the Company entered into a material definitive agreement in the form of an underwriting agreement with Kingswood as representative of the underwriters named therein, for the offer and sale of 1,475,000 shares of the Company’s Common Stock at a public offering price of $4.00 per share for gross proceeds, before deducting underwriting discounts and other related expenses, of $5.9 million. Underwriting discounts and other related expenses totaled $1.1 million and were recorded as offering costs during the year ended December 31, 2025, for total net proceeds of $4.8 million. Payment of those offering costs was made directly from the proceeds of the offering.

On March 6, 2025, the Company’s shares began trading on Nasdaq under the symbol “TBH” and on March 7, 2025, the Company filed its prospectus with the SEC and completed its IPO.

On March 10, 2025, Kingswood, as representative of the underwriters, exercised in full its option to purchase an additional 221,250 shares of the Company’s Common Stock to cover over-allotments at a public offering price of $4.00 per share for gross proceeds from the over-allotment exercise of $885,000. Underwriting discounts and other related expenses totaled $95,800, and are recorded as offering costs during the year ended December 31, 2025 for total net proceeds of $789,200. Payment of those offering costs was made directly from the proceeds of the offering. Please refer to Note 1 for further detail.

Offering costs represent legal, accounting and other direct costs related to the IPO, which closed on March 7, 2025. Prior to the close of the IPO, these costs were recognized as deferred offering costs. These direct offering costs were reclassified to additional paid-in capital from deferred offering costs. The Company recorded $0 and $1,219,176 of deferred offering costs in the accompanying consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, a total of $1,351,098 was reclassified from deferred offering costs to offering costs. Of this amount, $1,236,098 is recorded as offering costs and the remaining $115,000 was paid directly from the IPO proceeds and included in the offering costs which are netted against the IPO proceeds on the consolidated statements of changes in stockholders’ equity (deficit).

Incentive Award Plan

On June 11, 2024, the Company’s Board of Directors adopted the 2024 Omnibus Incentive Plan (the “Original Stock Incentive Plan”), which was approved by its stockholders on June 13, 2024. On December 31, 2024 the Company’s Board of Directors adopted the amended 2024 Omnibus Incentive Plan (the “Stock Incentive Plan”), which was approved by the Company’s stockholders on January 30, 2025. The Stock Incentive Plan became effective on February 13, 2025. The Stock Incentive Plan will provide for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code (“Code”) to the Company’s employees, and for the grant of stock options (including incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”), SARs, restricted stock, restricted stock units (“RSUs”), and other stock-based and cash-based incentive awards, and other stock-based performance awards to the Company’s employees, directors, and consultants (collectively, “Awards”).

A total of 2,250,000 shares of common stock will be reserved for issuance pursuant to the Stock Incentive Plan (“Plan Share Reserve”). The Plan Share Reserve shall be increased on the first day of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the lesser of (i) ten percent (10.0%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, which was determined to be 2,095,136 for the year ended December 31, 2025, and (ii) an amount determined by the Board of Directors. On January 1, 2026, the plan automatically increased to a total of 4,345,136 shares of Common Stock.

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

As of December 31, 2025, the Company has issued stock options to Executives, an employee, Directors and a contractor of the Company with options reserved in the Stock Incentive Plan to purchase a total of 1,950,000 shares of Common Stock. Please refer to the Stock Options section below.

Underwriter Warrants

Pursuant to the underwriting agreement, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s Common Stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025, and expiring on September 9, 2029, at an initial exercise price per share of Common Stock of $4.00, which is equal to 100% of the offering price. No Underwriter Warrants have been exercised as of December 31, 2025.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

Stock Options

During the year ended December 31, 2025, the Company issued stock options (“Options”) to Executives, an employee, Directors and a contractor of the Company to purchase a total of 1,950,000 shares of Common Stock. Vesting terms extend from three to four years, with some of the Options vesting immediately. As of December 31, 2025, 1,875,000 Options had vested. The Options carry strike prices ranging from $0.576 to $1.00. Stock options issued to purchase 1,052,888 shares of Common Stock were issued with a strike price that was at the money (“at-the-money options”) and the remaining stock options to purchase 897,112 shares of Common Stock were issued with a strike price that was out of the money (“out-of-the-money options”). The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at-the-money, consistent with SEC Staff Accounting Bulletin Topic 14, and uses the Black-Scholes option pricing model to determine the fair value of these stock options. For stock options with exercise prices at issuance that are out-of-the-money, the Company uses a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

On October 28, 2025, the Compensation Committee of the Board of Directors adopted a resolution by written unanimous consent to accelerate the vesting of the Company’s Executives’ stock options with the Company. This triggered the immediate vesting of 518,707 stock options to purchase shares of Common Stock and was treated as a Type 1 modification in accordance with ASC 718, as the awards are expected to vest under the original terms. Incremental compensation expense was measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms were modified. The fair value of the modified stock options was measured using the fair value stock price immediately before and immediately after the modification date which resulted in no incremental compensation expense. The fair value of stock options was measured using the Black-Scholes option pricing method using the appropriate valuation assumptions immediately before and immediately after the modification date. The Company concluded that the modification of these awards did not result in any incremental value which required recognition.

The Company recognized stock-based compensation of $642,577 for the vested Options for employees, which was classified as stock-based compensation for the year ended December 31, 2025. The Company recognized stock-based compensation of $150,957 for the vested Options for non-employees in connection with legal and professional expenses for the year ended December 31, 2025. A total of $37,665 remains as unamortized stock-based compensation expense as of December 31, 2025.

The following is an analysis of BHHI stock options issued as compensation:

	Nonvested Shares	Weighted Average Exercise Price
Nonvested shares, December 31, 2024	—	$—
Granted	1,950,000	$0.81
Vested	(1,875,000)	$0.81
Forfeited	—	$—
Nonvested shares, December 31, 2025	75,000	$0.84
Exercisable at December 31, 2025	1,875,000	$0.81

Stock Issuances

In March of 2024, the Company sold 29,094 shares of BHHI Common Stock for total proceeds of $100,000. These were issued during May of 2024 and, therefore, issued and outstanding as of December 31, 2024.

During the year ended December 31, 2024, the Company issued shares payable to vendors and contractors and shares in connection with the issuance of convertible debt securities, which were designated as equity kicker shares, and made up the balance of shares payable in prior periods. A total of 135,856 shares of Common Stock were issued and outstanding with a total value of $351,405. Further, the Company received and retired 208,010 shares of Common Stock from previous shareholders with a total value of $576. Lastly, the Company incurred an additional $5,000 in costs connected with the offering of equity securities.

During the year ended December 31, 2024, the Company also issued 81,462 shares of Common Stock in full payment of the $280,000 amount that was payable in shares of the Company in connection with the issuance of bridge loans. Please refer to Note 7. All 81,462 shares of Common Stock were issued during the year ended December 31, 2024.

On November 13, 2024, the Company entered into a MSA with Artemis to develop software for the Company and provide certain services. Please refer to Note 4. As of December 31, 2025, 312,500 of the shares have been released from the lock-up provisions. The Company has recognized the par value of the shares, equaling $125, as an increase to Common Stock and other assets as of December 31, 2024. On March 7, 2025, the services per the SaaS Agreement and MSA began and the Company began recognizing compensation expenses as services were provided.

During the year ended December 31, 2025, $312,500 was initially recognized as capitalized implementation costs and later impaired and recorded to software expense, in connection with the software development services in the MSA with Artemis. A total of $159,091 was also recognized as software expense, in connection with the services and maintenance services in the MSA with Artemis and the SaaS with EVEMeta. Please refer to Notes 2 and 4 for further detail on these technology purchase agreements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

In December of 2024, the Company sold 6,250 shares of Common Stock for total cash proceeds of $25,000 to the Company’s former CFO, Chetan Jindal. The shares of Common Stock were to be issued immediately after the consummation of the IPO, in accordance with the subscription agreement. These shares were issued in April of 2025.

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

In October of 2025, the Company issued 175,000 shares of Common Stock in connection with services valued at $210,000. The consideration paid is for services to be provided from November 2025 through April 2026. As such, only $70,000 has been recognized as an expense for the year ended December 31, 2025 and the remaining amount of $140,000 is included as a prepaid expense on the consolidated balance sheets as of December 31, 2025.

In November of 2025, the Company issued 77,273 shares of Common Stock in connection with marketing services valued at $82,682.

Restricted Stock Agreements

BHI, and therefore the Company, entered into Restricted Stock Purchase Agreements (“RSPA”) with various employees and advisors. The share exchanges that occurred during 2021 and 2022 have an effect on the number of restricted shares that are vested and unvested as of the end of each respective reporting period.

During the year ended December 31, 2020, BHI also entered into various RSPAs with an employee and two advisers, pursuant to which BHI sold 225,000 shares of restricted Common Stock in BHI at par value of $0.0001 per share for cash proceeds of $22. The restricted stock vests at varying rates. During the year ended December 31, 2025, the Company wrote off the $22 recorded as contra equity on the December 31, 2024 consolidated balance sheets as this amount was deemed uncollectable. During the year ended December 31, 2024, after the effect of the share exchanges, 61,880 shares of Common Stock were considered vested and the Company recognized stock-based compensation expense of $9,766 for the restricted shares that vested during 2024. All shares were fully vested as of December 31, 2024, and no unamortized stock compensation remained.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

On February 10, 2022, the Company issued a Restricted Stock Award to its outside legal counsel for 279,129 shares of Common Stock. The restricted stock vests 25% immediately and 25% over the next three years at each anniversary. As of December 31, 2025 and 2024, 279,129 and 209,347 shares of Common Stock were considered vested, and the Company recognized stock-based compensation expense of $170,000 per year for the restricted shares that vested during 2025 and 2024. At December 31, 2025 and 2024, unamortized stock compensation of $0 and $170,001 remained.

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization and presented entirely as BHHI Common Stock:

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2023	150,308	$2.34
Granted	—	$—
Vested	(80,525)	$1.50
Forfeited	—	$—
Nonvested shares, December 31, 2024	69,783	$2.44
Granted	—	$—
Vested	(69,783)	$2.44
Forfeited	—	$—
Nonvested shares, December 31, 2025	—	$—

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

The PIPE Offering closed on July 30, 2025, with aggregate gross proceeds totaling $15 million, before placement agent fees, as noted below, and other legal expenses of $150,000 which were directly deducted from the proceeds totaling $1,321,205. In addition to the fees directly deducted from the proceeds, the Company incurred an additional fee of $635,000, discussed further below, and other fees totaling $8,500 for total offering costs of $1,964,705. The Company intends to use the proceeds from the PIPE Offering for general corporate and working capital purposes.

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

Revere Securities, LLC acted as placement agent (the “Placement Agent”) in connection with the PIPE Offering, pursuant to that certain Placement Agent Agreement, dated as of July 24, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent a total of $1,171,205 in fees, which were recognized as offering costs and included in the above $1,964,705 amount. Additionally, a total of 1,057,543 warrants were issued to the Placement Agent (the “Placement Agent Warrants”) to acquire up to 1,057,543 shares of Common Stock at an exercise price of $0.942 per share and will expire five years from the date of issuance. These warrants were valued using a Black-Scholes model calculation and were determined to have a fair value of $791,194, all of which were recognized as offering costs. No Placement Agent Warrants were exercised as of December 31, 2025.

In connection with the PIPE Offering and as a pre-condition to effecting the PIPE Offering through Revere Securities, LLC, the Company entered into an agreement to terminate its exclusive engagement with H.C. Wainwright & Co., LLC for professional services allowing the Company to proceed with the PIPE Offering. As consideration for the termination, the Company issued 536,093 warrants (the “H.C. Wainwright Warrants”) to acquire up to 536,093 shares of Common Stock at an exercise price of $1.884 per share, which will expire five years from the date of issuance. These warrants were valued using a Black-Scholes model calculation and were determined to have a fair value of $315,195, which was recognized as offering costs. Additionally, a cash payment of $635,000 was made, which was recognized as offering costs and included in the above $1,964,705 amount. No H.C. Wainwright Warrants were exercised as of December 31, 2025.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ DEFICIT (cont.)

The estimated fair values of the warrants on the grant dates were within a range of $0.59 and $0.78 per share for a total value of $13,498,967. The Company recognized the fair value of the Placement Agent Warrants and the H.C. Wainwright Warrants as offering costs in connection with the PIPE Offering, totaling $1,106,389 for the year ended December 31, 2025. The fair values attributed to the PIPE Warrants of $12,392,578 and the Series B Preferred Stock of $19,108,280 were used to bifurcate the PIPE Offering proceeds using the relative fair value method and resulted in an allocation of the proceeds of the PIPE Offering as $9,098,933 and $5,901,067 to the Series B Preferred Stock and PIPE Warrants, respectively, before deducting offering costs.

During the year ended December 31, 2025, holders of the Series B Preferred Stock converted a total of 6,902 shares into 7,327,245 shares of Common Stock. Further, during this period, a total of 2,099,257 PIPE Warrants were exercised at $0.817 per warrant for total proceeds of $1,715,092.

Common Stock Awards - PIPE

During the year ended December 31, 2025, the Company made two grants for 300,000 and 150,000 totaling 450,000 issued shares of fully vested Common Stock awards in exchange for legal and professional services, which are incremental costs in connection with the PIPE Offering and recognized as offering costs. The fair value of these shares at the date of grant was $0.73 and $1.72, respectively, and this resulted in fair values of $220,200 and $258,000, respectively, for a total cost of $478,200.

Par Value Adjustment - Common Stock

During the year ended December 31, 2025, the Company recorded a reclassification within stockholders’ equity (deficit) to correct the allocation between Common Stock and Additional Paid-In Capital. This adjustment ensured that the Common Stock account reflects the number of shares issued and outstanding multiplied by the par value.

NOTE 6 — INCOME TAXES

The Company, with stockholder’s consent, elected to be taxed as an “S Corporation” during the years prior to 2021 under the provisions of the Internal Revenue Code under Section 1362(a) and comparable state income tax law. As an S Corporation, the Company is generally not subject to corporate income taxes and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. As a result of the UK Reorganization, the Company was no longer eligible to elect an S Corporation status for tax purposes and was subject to tax filings as a C-Corporation for the years ending 2021 through 2023. The Company filed all necessary Federal and State tax returns as a C-Corporation for the years ending 2021 through 2024, and has accrued $95,000 for any potential non-compliance penalties.

The Company identified its federal and New York state tax returns as its “major” tax jurisdictions. The periods for income tax returns that are subject to examination for the federal and New York tax jurisdictions are 2024, 2023 and 2022.The Company believes its income tax filing positions and deductions will be sustained on audit, and management does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES (cont.)

As a result of being in a tax-loss position, the Company has not recorded a tax provision for the years ending on December 31, 2025 or 2024. The net deferred income tax assets/liabilities in the December 31, 2025 and 2024 consolidated balance sheets include the following components:

	12/31/2025	12/31/2024
Deferred tax assets:
Stock Compensation Expense	-	646,033
Capitalized R&D Sec 174	-	100,251
Accrued Liabilities	267,238	-
Investment in Warrants	1,779,504	-
Charitable Contribution Carryforward	263	-
R&D Credit Carry Overs	28,664	-
Federal NOL (Loss Carryovers)	3,869,794	2,032,146
State NOL (Loss Carryovers)	946,257	736,934
Valuation Allowance	(6,891,719)	(3,515,364)
Total deferred tax Assets	-	-

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the provision for income taxes for the year ended December 31, 2025, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax loss from operations as a result of the following differences:

	12/31/2025
U.S. Federal Statutory Tax Rate	(3,337,007)	21.00%
Tax Credits	1,130	-0.01%
Equity Based Compensation	403,440	-2.53%
Nontaxable or nondeductible items - Other	26,822	-0.17%
State and local income taxes , net of federal income tax effect (1)	(470,740)	2.96%
Changes in Valuation Allowance	3,376,355	-21.25%

Income Tax (Benefit) Expense	-	0.00%

(1)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include New York for 2021 - 2024.

The provision for income taxes for the year ended December 31, 2024, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax loss from operations as a result of the following differences presented in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

12/31/2024
Expected Income Tax Benefit	21.00%
State statutory income tax rate, net of federal benefit	5.00%
Change in Valuation Allowance	-26.00%

Income Tax (Benefit) Expense	0.00%

Brag House Holdings, Inc. has U.S. Federal net operating loss (NOL) carryovers of $18,427,591 as of December 31, 2025. Under the Tax Cuts and Jobs Act (“TCJA”) Federal NOL’s incurred in taxable years beginning in 2018 and later have an indefinite carryforward period, but the use of the NOL carryover is limited to 80% of taxable income in the subsequent year. Federal NOL carryovers incurred prior to 2018 expire after 20 years. Brag House Holdings, Inc. has $0 of Federal NOL carryovers incurred prior to 2018. Brag House Holdings, Inc. has State NOL carryovers in New York of $18,427,591 which begin expiring in 2041. NOL carryovers are a benefit to Brag House Holdings, Inc. in the form of future tax savings and such carryovers are recorded as deferred tax assets, subject to a valuation allowance. Brag House Holdings, Inc. has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

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

During the year ended December 31, 2024, the Company extended the maturity date of the debt and incurred an additional $997,253 in principal due to extension fees. During the same period, the Company also raised a total of $158,424 in additional operating capital through the issuance of additional original issue discount convertible promissory notes, all of which carry the same terms as all other issued convertible debt. The issuance of these notes resulted in an additional debt discount totaling $39,606 for a total principal amount of $198,030. In addition, note holders were entitled to 2,302 shares of Common Stock and with a share fair market value between $2.42 and $3.46 for a total additional debt discount and share payable of $6,819 during the year ended December 31, 2024. The Company recorded $46,410 in amortization of debt discount to interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. The Company also incurred an additional $525,774 in accrued interest during the year ended December 31, 2024.

In connection with the completion of the IPO on March 7, 2025, which was deemed a qualifying financing event, the Company converted the total balance due to all holders of the original issue discount convertible promissory notes. The actual date of conversion of the notes was completed on March 6, 2025. The total amount that was converted was $6,611,405, which was the total principal of $5,722,511 and accrued interest of $888,894 as of December 31, 2024. These were converted into a total of 1,912,176 shares of the Company’s Common Stock. An additional accrual of interest through the date of the IPO, March 7, 2025, was recorded as of March 7, 2025 for $103,101 and this balance is included as a share payable since it was convertible to shares of Common Stock totaling 29,660 as of the date of IPO. In April of 2025, 29,305 of these shares were issued, representing an increase of $101,867 for an updated total converted amount of $6,713,272 for the year ended December 31, 2025. The remaining 355 shares are pending to be issued and the balance of the accrued interest for the shares that were not yet issued, $1,234, is recorded as a share payable balance until issued.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

Notes Payable

In June of 2024, the Company received a loan in the amount of $12,198 which was payable in the foreign currency of Great British Pounds. This loan had no maturity date or interest rate assigned to the loan. It was also unsecured and there were no assets pledged on the loan. This loan was revalued at December 31, 2024 and had a principal balance of $12,900. During the year ended December 31, 2025, a gain on foreign currency exchange was recognized for $424 on the revaluation of the loan. This loan was repaid in March of 2025 as part of a confidential release and final agreement, detailed below.

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

Convertible Debt - December 2024

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note which is unrelated to the previously issued convertible debt through May of 2024 and carries different terms. This note has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $7,500 each for a total discount on debt of $15,000. During 2024, the Company recognized $4,219 in amortization of debt discount on the consolidated statements of operations and comprehensive loss. The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. A total principal balance of $32,500 and unamortized debt discount of $10,781 was outstanding as of December 31, 2024. The Company amortized the remaining debt discount amount of $10,781 to interest expense during the year ended December 31, 2025.

Loan repayment options included the proceeds of the Company’s IPO, which occurred on March 6, 2025 and was the earliest of all other options. The lender had the option to convert the debt into shares of the Company’s common stock but, instead, the repayment of the loan principal of $25,000 and accrued interest of $7,500 was completed in March of 2025. The 1,875 shares were issued in April of 2025, subsequent to the maturity date of February 15, 2025, and were no longer included as a shares payable as of December 31, 2025.

In March of 2025, the Company raised an additional $150,000 from two short-term promissory notes which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker were calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of common stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance during 2025. The Company repaid the total loan principal of $150,000 and accrued interest of $45,000 in March of 2025. The shares in connection with the share payable amount of $45,000 were issued in April of 2025 and were no longer included as a shares payable as of December 31, 2025. The Company amortized the $90,000 debt discount amount to interest expense during the year ended December 31, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

Yorkville Facility

Yorkville Purchase Agreement

On December 4, 2025, the Company, House of Doge and Yorkville entered into the Yorkville Purchase Agreement, whereby the Company has the right, but not the obligation, to sell to Yorkville, and Yorkville is obligated to purchase from the Company, up to $100,000,000 in the Company’s Common Stock, or the lesser of (x) $100,000,000 in aggregate gross purchase price of newly issued shares of Common Stock (“Equity Line Securities”) and (y) 3,957,838 shares of Common Stock (“Yorkville Exchange Cap”), provided that the Yorkville Exchange Cap shall not apply to any shares sold to Yorkville at or above the Base Price. Sales of shares of the Company’s Common Stock to Yorkville under the Yorkville Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Company’s Common Stock, and determinations by the Company about the use of proceeds of such Common Stock sales. The net proceeds from any such sales under the Yorkville Purchase Agreement will depend on the frequency with, and the price at which the shares of the Company’s Common Stock are sold to Yorkville.

Upon the initial satisfaction of the conditions to Yorkville’s obligation to purchase shares of the Company’s Common Stock set forth under the Yorkville Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by Yorkville of the shares of the Company’s Common Stock under the Securities Act, purchased pursuant to the Yorkville Purchase Agreement (the “Resale Registration Statement”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Yorkville Purchase Agreement, until no later than the first day of the month following the 36-month anniversary of the Commencement Date (as defined in the Purchase Agreement), to direct Yorkville to purchase up to a specified maximum amount of the Company’s Common Stock as set forth in the Yorkville Purchase Agreement by delivering written notice to Yorkville prior to the commencement of trading on any trading day. The purchase price of the Company’s Common Stock that the Company elects to sell to Yorkville pursuant to the Yorkville Purchase Agreement will be 97% of the volume weighted average price (the “VWAP”) of the Company’s Common Stock during the applicable purchase date on which the Company has timely delivered a written notice to Yorkville, directing it to purchase its Common Stock under the Yorkville Purchase Agreement.

A commitment fee of $1,000,000 was earned by Yorkville upon the closing of the Yorkville Purchase Agreement and is payable in cash with 10% of each purchase price paid by Yorkville of Common Stock being withheld as repayment for the fee. In the event that the Yorkville Purchase Agreement is terminated prior to full repayment of the commitment fee, the unpaid balance of the commitment fee will immediately become payable. The Company has recognized a deferred offering cost and commitment fee payable of $1,000,000 in the consolidated balance sheets as of December 31, 2025 and this balance will be reclassified from a deferred offering cost and recognized as an offering cost as Yorkville purchases the Company’s Common Stock and repayment of the commitment fee is made.

The Resale Registration Statement was declared effective by the SEC on January 16, 2026.

The Yorkville Purchase Agreement was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument and meets the criteria under ASC 815-40, “Derivatives and Hedging —Contracts In Entity’s Own Equity” (“ASC 815-40”) to be recognized within equity upon the sale of the Company’s Common Stock in accordance with the terms of the agreement. As of December 31, 2025, the conditions to Yorkville’s obligation to purchase shares of the Company’s Common Stock have not been met and no shares have been sold under the Yorkville Purchase Agreement.

Yorkville Convertible Note

Concurrently with the Yorkville Purchase Agreement, the Company and House of Doge, jointly and severally, authorized the issuance of the Yorkville Convertible Note to Yorkville, in the aggregate original principal amount of up to $11.0 million, pursuant to which Yorkville agreed to advance the aggregate principal amount to the Company in two advances (each an “Advance”). In respect of each Advance, Yorkville will pay a purchase price equal to 90% of the principal amount of such Advance. The first Advance under the Yorkville Convertible Note in the original principal amount of $3,850,000 was issued on December 4, 2025, and the second Advance in the original principal amount of $7,150,000 will be issued upon the satisfaction of the conditions set forth in the Yorkville Convertible Note.

The Yorkville Convertible Note is convertible into shares of the Company’s Common Stock in certain circumstances in accordance with the terms of the Yorkville Convertible Note at a conversion price equal to 95% of the lowest daily VWAP of the Company’s Common Stock during the five consecutive trading days immediately preceding the relevant conversion date, subject to adjustment pursuant to the terms of the Yorkville Convertible Note. The Company received net proceeds of $3,365,000, after the deduction of transaction related expenses, from the closing of the first Advance pursuant to the Yorkville Convertible Note, with the resulting net proceeds being delivered to House of Doge at the direction of the Company and House of Doge. This amount is classified as advances to a related party on the Company’s consolidated balance sheet as of December 31, 2025.

Consistent with certain applicable Nasdaq rules, the Company may not issue to Yorkville more than 3,957,838 Equity Line Securities under the Yorkville Purchase Agreement or the Yorkville Convertible Note, which number of shares is equal to 19.99% of the shares of the Company’s Common Stock issued and outstanding immediately prior to the execution of the Yorkville Purchase Agreement, unless the Company obtains stockholder approval to issue shares of its Equity Line Securities in excess of such limit in accordance with applicable rules of Nasdaq.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

Moreover, the Company may not issue or sell any Equity Line Securities to Yorkville that, when aggregated with all other shares of the Company’s Common Stock then beneficially owned by Yorkville and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 promulgated thereunder), would result in Yorkville beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s Common Stock.

The Company has elected to account for this convertible debt instrument with the FVO in accordance with ASC 825, “Financial Instruments”. The Company elected the FVO for the Yorkville Convertible Note due to the complexity of its embedded features, including conversion options and other terms that could otherwise require bifurcation and separate accounting under ASC 815, Derivatives and Hedging. By electing the FVO, the Company accounts for the instrument in its entirety at fair value, which simplifies the accounting and provides more transparent and relevant financial reporting by reflecting the economic characteristics of the instrument as a whole. As such, the Yorkville Convertible Note is required to be measured at fair value at the date of issuance, December 4, 2025, and at subsequent reporting periods.

The fair value of the Yorkville Convertible Note as of December 4, 2025 and December 31, 2025 was $3,727,014 and $3,771,845, respectively. During the year ended December 31, 2025, the Company recorded a loss of $44,831 related to the change in fair value of the Yorkville Convertible Note liability. For each valuation, the Company used the probability-weighted expected return model (“PWERM”). Please refer to Note 10.

Yorkville Warrant

Concurrently with the execution of the Yorkville Purchase Agreement and the issuance of the Yorkville Convertible Note, on December 4, 2025, the Company issued to Yorkville a warrant (the “Yorkville Warrant”) to purchase up to 10,173,881 shares of the Company’s Common Stock with an exercise price equal to the lower of (i) $1.50 per share, or (ii) 130% of the average closing price of the Company’s Common Stock as reported by Nasdaq for the five trading days ending on the 10th trading day following the closing of the Merger. The Yorkville Warrant was exercisable immediately upon issuance and expires three years from the date of issuance.

The exercise price and number of shares of the Company’s Common Stock issuable upon exercise of the Yorkville Warrant is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s Common Stock and the exercise price. Subject to limited exceptions, Yorkville may not exercise any portion of the Yorkville Warrant to the extent that Yorkville would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the outstanding shares of the Company’s Common Stock after exercise. In the event of certain fundamental transactions, the holder of the Yorkville Warrant will have the right to receive the Black Scholes Value (as defined in the Yorkville Warrant) of the Yorkville Warrant calculated pursuant to a formula set forth in the Yorkville Warrant, payable in cash. None of the Yorkville Warrants have been exercised as of December 31, 2025.

The Yorkville Warrant is required to be measured at fair value pursuant to ASC 815, “Derivatives and Hedging” at the date of issuance, December 4, 2025, and at subsequent reporting periods. The fair value of the Yorkville Warrant as of December 4, 2025 and December 31, 2025 was $5,341,589 and $3,987,046, respectively. The Company used a Monte Carlo simulation model to determine the Yorkville Warrant’s fair value at issuance and the end of the reporting period, December 31, 2025. During the year ended December 31, 2025, the Company recorded a gain of $1,354,543 related to the change in fair value of the Yorkville Warrant. Please refer to Note 10.

At issuance, the aggregate fair value of the Yorkville Convertible Note and the Yorkville Warrant was $9,068,603, which exceeded the proceeds received from the first Advance under the Yorkville Convertible Note by $5,218,603. In accordance with ASC 825, ASC 815 and ASC 820, the Company recorded the Yorkville Convertible Note and Yorkville Warrant at their respective fair values at the issuance date. Because the aggregate fair value of these financial instruments exceeded the proceeds received and no other separately identifiable assets or economic benefits were identified that would be recognized under U.S. GAAP, the Company recognized the excess of the fair value of the instruments over the proceeds received as a loss in earnings at issuance.

The estimated fair values of the Yorkville Convertible Note and Yorkville Warrant reflect the prices that would be received to transfer the instruments in an orderly transaction between market participants at the measurement date and incorporate significant assumptions regarding expected volatility of the Company’s common stock, the probability and timing of conversion or exercise, and other market-based inputs. These assumptions resulted in an aggregate estimated fair value of the instruments that exceeded the proceeds received from the initial Advance.

The Company entered into the Yorkville financing to obtain access to capital and additional liquidity to support its operations and strategic initiatives. Management believes that this financing structure provided the Company with access to capital that may not otherwise have been available on acceptable terms given the Company’s stage of development, capital requirements and market conditions. The Yorkville financing also provides the Company with potential future access to additional capital through the Yorkville Purchase Agreement equity facility.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (cont.)

The Company believes the transaction was negotiated with an unrelated third-party investor and was conducted on an arm’s-length basis. Management evaluated whether any additional rights, services or other economic benefits were obtained in connection with the transaction that would qualify for recognition as separate assets under U.S. GAAP and determined that none met the criteria for separate recognition. As a result, the excess of the fair value of the financial instruments over the proceeds received was recognized as a loss at issuance.

During the year ended December 31, 2025, the Company recognized (i) a loss of $5,218,603 related to the initial recognition of the excess of the fair value of the instruments over the proceeds received, (ii) a loss of $44,831 related to the change in fair value of the Yorkville Convertible Note and (iii) a gain of $1,354,543 related to the change in fair value of the Yorkville Warrant, resulting in a net loss of $3,908,891 related to the Yorkville financing instruments during the year ended December 31, 2025.

Subsequent to initial recognition, these liability-classified instruments are remeasured at fair value at each reporting date, with changes in fair value recognized in earnings.

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

At the end of December 31, 2025 and 2024, the Company did not have any contract assets or liabilities arising from contracts with customers. This was due to the fact that all service agreements for tournaments were entered into and completed in the same period.

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

Costs to Obtain or Fulfill a Contract

The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract. These typically are represented by commission expenses. Prior to the Company’s adoption of the new revenue standard, commission expenses would be recognized in the period incurred. Under the new revenue recognition standard, the Company is required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of certain commission expenses each period. There were no deferred commissions related to contracts that were or were not completed prior to December 31, 2025 and 2024. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year.

NOTE 9 — SEGMENT REPORTING

The Company and its subsidiaries manage its business activities on a consolidated basis and operate as a single operating segment (the “Gaming” segment). The Company is a vertically integrated social network for college gaming and its mission is to create a community which empowers gamers, streamers, and fans to interact with one another. The Company’s platform, which focuses on building a centralized gaming experience for non-professional college gamers and their fans, achieves this by allowing college students to compete against one another, support their favorite gamers and teams, and win prizes. The accounting policies of the Gaming segment are the same as those described in Note 2.

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

The following table provides the operating financial results of our Gaming segment:

	Years Ended December 31,
	2025	2024
Total Revenue	$-	$105
Less: Significant and Other Segment Expenses
Cost of Sales	-	464
Advertising and Marketing	641,919	172,989
Legal and Professional	2,123,440	490,528
Selling, General and Administrative	3,327,087	608,904
Software Expense	639,334	18,089
Software Development	23,591	21,034
Stock-Based Compensation	963,534	179,766
Interest Expense and Amortization of Debt Discount	1,458,971	2,179,122
Other Income	(210,726)	(384,047)
Interest Income	(92,838)	-
Other Expenses	74,416	-
Other Expense - Stock-Based Compensation Liability	133,331	-
Foreign Currency (Gain) Loss	(441)	1,775
Net Unrealized Loss on Equity Securities	2,900,000	-
Change in Fair Value of Warrants and Convertible Debt	3,908,891	-
Segment Net Loss	$(15,890,509)	$(3,288,519)

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents the changes in the Level 3 measurement of the stock-based compensation liability at fair value for the year ended December 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Stock-Based Compensation Liability
Balance as of December 31, 2024	$-
Change in fair value - Capitalized Implementation Costs	76,671
Change in fair value - Software Expense	39,998
Settlement of Stock-Based Compensation Liability	(116,669)
Balance as of December 31, 2025	$-

The key inputs for the Monte Carlo simulation for the stock-based compensation liability as of May 12, 2025 were as follows:

Stock-Based Compensation Liability: Key Valuation Inputs*
Valuation Date Stock Price	$0.59
Volatility	102%
Risk-Free Rate	4.08%
Credit Risk Adjusted Rate	13.90%
Time period (years)	-

*	The valuation was based on a Monte Carlo simulation analysis of 100,000 iterations.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — FAIR VALUE MEASUREMENTS (cont.)

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

The fair value of the PIPE Warrants, Placement Agent Warrants and H.C. Wainwright Warrants was estimated using the Black-Scholes option pricing model. This valuation approach represents a Level 3 measurement within the fair value hierarchy as it incorporates significant unobservable inputs. Please refer to the PIPE section in Note 5.

Pre-Funded Warrants

On September 2, 2025, the Company invested $4,000,000 in Pre-Funded Warrants of CleanCore Solutions, Inc. with a purchase price of $1 per warrant. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company. The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities, and is measured at the fair value of the consideration that was transferred, which was $4,000,000 in cash, with changes in fair value recognized in earnings. In November 2025, the Company exercised the pre-funded warrants and received 4,000,000 shares of CleanCore Solutions, Inc Class B Common Stock. As of December 31, 2025, the investment had a carrying value of $1,100,000 which was determined using the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange, representing a Level 1 measurement within the fair value hierarchy. Please refer to Notes 1 and 11.

Yorkville Convertible Note

On December 4, 2025, concurrently with the Yorkville Purchase Agreement, the Company and House of Doge, jointly and severally, authorized the issuance of the Yorkville Convertible Note to Yorkville. The Company has elected to account for this convertible debt instrument with the FVO in accordance with ASC 825, “Financial Instruments”. Please refer to Note 7 for further details on the Yorkville Convertible Note.

The following table presents changes in the Level 3 measurement of the convertible debt at fair value for the year ended December 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Convertible Debt
Balance as of December 4, 2025	$3,727,014
Change in Fair Value	44,831
Balance as of December 31, 2025	$3,771,845

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — FAIR VALUE MEASUREMENTS (cont.)

The key inputs for the PWERM for the Yorkville Convertible Note as of December 31, 2025 were as follows:

Convertible Debt: Key Valuation Inputs
Variable Weighted Average Price for Conversion	$0.4041
Expected Stock Price at Conversion	0.4044
Volatility	87.55%
Risk-Free Rate	3.48%
Credit Risk Adjusted Rate	14.52%
Discount Rate	18%
Probability Merger occurs by March 31, 2026	90%
Probability Merger does not occur by March 31, 2026	10%

Yorkville Warrant

On December 4, 2025, concurrently with the execution of the Yorkville Purchase Agreement and the issuance of the Yorkville Convertible Note, on December 4, 2025, the Company issued the Yorkville Warrant. The Yorkville Warrant is required to be measured at fair value pursuant to ASC 815, “Derivatives and Hedging” (“ASC 815”) at the date of issuance, December 4, 2025, and in subsequent reporting periods.

The following table presents changes in the Level 3 measurement of the warrant liability at fair value for the year ended December 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant Liability
Balance as of December 4, 2025	$5,341,589
Change in Fair Value	(1,354,543)
Balance as of December 31, 2025	$3,987,046

The key inputs for the Monte Carlo simulation for the Yorkville Warrant as of December 31, 2025 were as follows:

Warrant Liability: Key Valuation Inputs*
Valuation Date Stock Price	$0.40
Volatility	87.55%
Risk-Free Rate	3.55%
Time period (years)	2.93

*	The valuation was based on a Monte Carlo simulation analysis of 100,000 iterations.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — FAIR VALUE MEASUREMENTS (cont.)

The following table classifies the Company’s assets and liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2025:

	December 31, 2025
Assets	Fair Value	Level 1	Level 2	Level 3
Investment in Equity Securities	$1,100,000	$1,100,000	$-	$-
Total Assets	$1,100,000	$1,100,000	$-	$-

	December 31, 2025
Liabilities	Fair Value	Level 1	Level 2	Level 3
Yorkville Convertible Note	$3,771,845	$-	$-	$3,771,845
Yorkville Warrant	$3,987,046	$-	$-	$3,987,046
Total Liabilities	$7,758,891	$-	$-	$7,758,891

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of December 31, 2024.

NOTE 11 — INVESTMENTS

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

The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities, and is measured at the fair value of the consideration that was transferred, with changes in fair value recognized in earnings. As of December 31, 2025, the investment had a carrying value of $1,100,000, based on the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange. A net unrealized loss on equity securities was recognized for $2,900,000 during the year ended December 31, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — BUSINESS COMBINATION

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

In exchange for the outstanding shares of the House of Doge’s common stock and outstanding restricted stock units (“RSUs”), Brag House will issue shares of its Common Stock and a new class of preferred stock (that will be convertible into shares of common stock) and RSUs constituting an aggregate of approximately 663,250,176 shares of its common stock, on a fully diluted basis, to House of Doge’s shareholders and RSU holders, provided that any shares of its common stock that House of Doge issues to non-affiliates in arms-length commercial business transactions it negotiates in good faith in the ordinary course of business prior to the effective time of the Merger (the “Effective Time”) will also be exchanged in the Merger and, therefore, cause the number of shares of common stock that Brag House issues in the Merger to proportionately increase. House of Doge will also issue 9,000,000 shares of its common stock to Lavell Juan Malloy, II, Brag House’s CEO, and certain other individuals or representatives of Brag House to be identified by Brag House (the “Purchaser Representatives”) prior to the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”). Upon consummation of the Merger, House of Doge will become the majority shareholder of Brag House. Following the Merger, Brag House’s Common Stock shall continue to be listed on The Nasdaq and Brag House will be renamed “House of Doge Inc.”

On November 26, 2025, the Company entered into amendment No. 1 to the Merger Agreement. On February 2, 2026 the Company entered into amendment No. 2 to the Merger Agreement and on March 26, 2026 entered into amendment No. 3 to modify certain provisions of the Merger Agreement, including the extension of the termination date of the agreement to May 29, 2026.

As of December 31, 2025, the pre-requisite conditions to close the Merger have not been achieved and the Merger has not been consummated. The Merger is subject to approval by the Company’s shareholders and other customary closing conditions as set forth in the Merger Agreement. The closing date is estimated to occur during April of 2026; however, there is no guarantee that the Merger will take place by this date or at all.

On February 5, 2026, the Company’s registration statement for the Merger was declared effective by the SEC.

NOTE 13 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to December 31, 2025 through the date these consolidated financial statements were included on Form 10-K and filed with the SEC. Other than the matters described below, there are no additional subsequent events identified that would require disclosure in the consolidated financial statements.

Resignation of Chief Financial Officer

Effective February 5, 2026, Chetan Jindal resigned from his position as Chief Financial Officer of Brag House Holdings, Inc. in order to pursue other opportunities. Effective February 5, 2026, the Board of Directors of the Company appointed Rene Rodriguez as the Company’s Acting Chief Financial Officer.

Stock Options

In January of 2026, the Company issued stock options to Directors of the Company with options to purchase a total of 250,000 shares of Common Stock. The options immediately vested and carry strike prices that range from $0.45 to $0.55.

Conversion of Series B Preferred Stock

From January through March of 2026, shareholders of Series B Preferred Stock converted 1,743 shares of Series B Preferred Stock into 1,850,318 shares of the Common Stock.

Restricted Stock Units

On March 18, 2026, the Company’s Board of Directors approved the cancellation of all stock options granted to the Company’s CEO and COO and the grant of one RSU in exchange for each such stock option. In connection therewith, the Company granted an aggregate of 1,141,556 RSUs, of which 694,444 RSUs had been issued as of March 26, 2026, with the remainder expected to be issued thereafter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAG HOUSE HOLDINGS, INC.

Dated: March 30, 2026	By:	/s/ Lavell Juan Malloy, II
Lavell Juan Malloy, II
Chief Executive Officer

Dated: March 30, 2026	By:	/s/ Rene Rodriguez
Rene Rodriguez
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lavell Juan Malloy, II	Chief Executive Officer and Director	March 30, 2026
Lavell Juan Malloy, II	(Principal Executive Officer)

/s/ Rene Rodriguez	Acting Chief Financial Officer (Principal	March 30, 2026
Rene Rodriguez	Financial Officer and Principal Accounting Officer)

/s/ Daniel Leibovich	Director	March 30, 2026
Daniel Leibovich

/s/ Kevin Foster	Director	March 30, 2026
Kevin Foster

/s/ DeLu Jackson	Director	March 30, 2026
DeLu Jackson

/s/ Scott Woller	Director	March 30, 2026
Scott Woller