Form 10-K/A
period 2025-12-31
Brag House Holdings, Inc.
filed 2026-04-22
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, “smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Brag House Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended on December 31, 2025, previously filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original Filing”), for the sole purpose of correcting the date of the Report of Independent Registered Public Accounting Firm of Marcum LLP, which was inadvertently dated incorrectly in the Original Filing and has been updated to reflect the original date of the audit opinion to May 7, 2025. No other changes have been made to the financial statements or Form 10-K content compared to the Form 10-K filed on March 31, 2026.

In addition, pursuant to the rules of the SEC, the exhibit list included herewith reflects currently-dated auditor consents and certifications from the Company’s Chief Executive Officer and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this Amendment No. 1 to the Annual Report on Form 10-K/A, which are incorporated herein by reference.

1

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Amendment No. 1:

1.	Financial Statements

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

3.	Exhibits (including those incorporated by reference).

The following exhibits are filed as part of this Amendment No. 1:

(b)	Exhibits

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
23.1		Consent of CBIZ CPAs P.C., independent registered public accounting firm			X
23.2		Consent of Marcum LLP, independent registered public accounting firm			X
31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2		Certification of the Acting Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1#		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2#		Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
101.INS+		XBRL Instance Document			X
101.SCH+		XBRL Taxonomy Extension Schema Document			X
101.CAL+		XBRL Taxonomy Extension Calculation Linkbase Document			X
101.DEF+		XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB+		XBRL Taxonomy Extension Label Linkbase Document			X
101.PRE+		XBRL Taxonomy Extension Presentation Linkbase Document			X
104		Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.			X

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

2

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

Explanatory Paragraph - Going Concern

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

Explanatory Paragraph - Going Concern

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

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS

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

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

NOTE 1 - NATURE OF THE ORGANIZATION AND BUSINESS (cont.)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

As of December 31, 2025, the Company had receivables due from House of Doge Inc. (“House of Doge”), a related party, totaling approximately $12,236,838, which are included within Notes Receivable - Related Party, Accrued Interest Receivable - Related Party, and Advances to Related Party in the accompanying consolidated balance sheets. House of Doge is a party to the Merger Agreement entered into on October 12, 2025, pursuant to which a subsidiary of the Company will merge with and into House of Doge, with House of Doge surviving as a wholly owned subsidiary of the Company upon completion of the transaction.

The receivables arose primarily from a promissory note and advances provided to House of Doge in connection with activities related to the pending merger and related operational matters. The balance for the note receivable is subject to repayment terms and interest, while the advances are not.

The Company evaluates the collectability of financial assets measured at amortized cost in accordance with ASC 326, Financial Instruments-Credit Losses, which requires the recognition of an allowance for expected credit losses over the contractual life of the financial asset.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Subscription Receivable

The Company records share issuances at the effective date. If the subscription is not funded upon issuance, the Company records a subscription receivable as an asset on its balance sheet. When subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 505-10-45-2, “Equity” - Other Presentation Matters, the subscription receivable is reclassified as a contra account to stockholders’ equity (deficit) on the consolidated balance sheets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cloud Computing Arrangements - Technology Purchase Agreements

The Company applies the guidance under ASC 350-40, “Intangibles - Goodwill and Other-Internal-Use Software”, when evaluating the applicable accounting treatment for the purchase of technological products and services. The Company has determined that the MSA with Artemis and the SaaS agreement with EVEMeta constitute a cloud computing arrangement (“CCA”). The terms of the agreements provide for software development, which include CCA implementation costs, support and maintenance services, and the use of the EVEMeta compression software. The Company accounts for the CCA implementation costs in a different manner than the support and maintenance services from the Artemis agreement and the terms of the SaaS agreement with EVEMeta.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The table below represents the calculation for both basic and diluted net loss per share:

	Years Ended December 31,
	2025	2024
Net Loss	$(15,890,509)	$(3,288,519)
Weighted-average Shares Outstanding - Basic and Diluted	12,169,674	5,697,212
Loss per share - Basic and Diluted	$(1.31)	$(0.58)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Recently Issued but not yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires that public business entities disclose additional information about specific expense categories in the notes to financial statements for interim and annual reporting periods. The standard will become effective for the Company for its fiscal year 2027 annual financial statements and interim financial statements thereafter and may be applied prospectively to periods after the adoption date or retrospectively for all prior periods presented in the financial statements, with early adoption permitted. The Company plans to adopt the standard beginning with the fiscal year 2027 annual financial statements, and management is currently evaluating the impact this guidance will have on the disclosures included in the Notes to the Consolidated Financial Statements.

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient, applicable to all entities, permitting the assumption that current conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets arising from transactions under ASC 606. These amendments will become effective for the Company for its annual reporting periods beginning with the Company’s fiscal year 2026, including interim periods within those fiscal years, with early adoption permitted. The guidance is to be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its accounting estimates and allowance methodology. At this time, the Company has not yet determined the effect, if any, that adoption of this ASU will have on its consolidated financial position, results of operations, disclosures, or processes.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

As of December 31, 2025 and 2024, the Company had payables to the Company’s co-founder and Chief Executive Officer and the Company’s co-founder and Chief Operating Officer for reimbursable expenses totaling $0 and $24,303, respectively.

Notes Receivable and Accrued Interest - Related Party

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

The issuances of the Stock Consideration are accounted for as a combination award in accordance with the accounting provisions under ASC 718, “Compensation - Stock Compensation” and ASC 350-40, “Intangibles - Goodwill and Other-Internal-Use Software” as noted in Note 2, regarding the technology purchase agreements.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES (cont.)

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

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

The Underwriter Warrants are classified as equity instruments in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The warrants are considered indexed to the Company’s own stock and meet the equity classification criteria under GAAP.

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

The following is an analysis of BHHI stock options issued as compensation:

	Nonvested Shares	Weighted Average Exercise Price
Nonvested shares, December 31, 2024	-	$-
Granted	1,950,000	$0.81
Vested	(1,875,000)	$0.81
Forfeited	-	$-
Nonvested shares, December 31, 2025	75,000	$0.84
Exercisable at December 31, 2025	1,875,000	$0.81

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization and presented entirely as BHHI Common Stock:

	Nonvested Shares	Weighted Average Fair Value
Nonvested shares, December 31, 2023	150,308	$2.34
Granted	-	$-
Vested	(80,525)	$1.50
Forfeited	-	$-
Nonvested shares, December 31, 2024	69,783	$2.44
Granted	-	$-
Vested	(69,783)	$2.44
Forfeited	-	$-
Nonvested shares, December 31, 2025	-	$-

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

NOTE 5 - STOCKHOLDERS’ DEFICIT (cont.)

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

NOTE 6 - INCOME TAXES

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

NOTE 6 - INCOME TAXES (cont.)

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

NOTE 7 - DEBT

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

NOTE 7 - DEBT (cont.)

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

NOTE 7 - DEBT (cont.)

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

NOTE 7 - DEBT (cont.)

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

The Resale Registration Statement was declared effective by the SEC on January 16, 2026.

The Yorkville Purchase Agreement was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument and meets the criteria under ASC 815-40, “Derivatives and Hedging -Contracts In Entity’s Own Equity” (“ASC 815-40”) to be recognized within equity upon the sale of the Company’s Common Stock in accordance with the terms of the agreement. As of December 31, 2025, the conditions to Yorkville’s obligation to purchase shares of the Company’s Common Stock have not been met and no shares have been sold under the Yorkville Purchase Agreement.

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

NOTE 7 - DEBT (cont.)

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

NOTE 7 - DEBT (cont.)

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

NOTE 8 - REVENUE RECOGNITION

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

NOTE 8 - REVENUE RECOGNITION (cont.)

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

NOTE 9 - SEGMENT REPORTING

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

NOTE 10 - FAIR VALUE MEASUREMENTS

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

NOTE 10 - FAIR VALUE MEASUREMENTS (cont.)

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

Pre-Funded Warrants

On September 2, 2025, the Company invested $4,000,000 in Pre-Funded Warrants of CleanCore Solutions, Inc. with a purchase price of $1 per warrant. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company. The investment is accounted for as an equity security under ASC 321, Investments - Equity Securities, and is measured at the fair value of the consideration that was transferred, which was $4,000,000 in cash, with changes in fair value recognized in earnings. In November 2025, the Company exercised the pre-funded warrants and received 4,000,000 shares of CleanCore Solutions, Inc Class B Common Stock. As of December 31, 2025, the investment had a carrying value of $1,100,000 which was determined using the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange, representing a Level 1 measurement within the fair value hierarchy. Please refer to Notes 1 and 11.

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

NOTE 10 - FAIR VALUE MEASUREMENTS (cont.)

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

NOTE 10 - FAIR VALUE MEASUREMENTS (cont.)

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

NOTE 11 - INVESTMENTS

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

The investment is accounted for as an equity security under ASC 321, Investments - Equity Securities, and is measured at the fair value of the consideration that was transferred, with changes in fair value recognized in earnings. As of December 31, 2025, the investment had a carrying value of $1,100,000, based on the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange. A net unrealized loss on equity securities was recognized for $2,900,000 during the year ended December 31, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BUSINESS COMBINATION

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

NOTE 13 - SUBSEQUENT EVENTS

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

BRAG HOUSE HOLDINGS, INC.

Dated: April 21, 2026	By:	/s/ Lavell Juan Malloy, II
Lavell Juan Malloy, II
Chief Executive Officer

Dated: April 21, 2026	By:	/s/ Rene Rodriguez
Rene Rodriguez
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lavell Juan Malloy, II	Chief Executive Officer and Director	April 21, 2026
Lavell Juan Malloy, II	(Principal Executive Officer)

/s/ Rene Rodriguez	Acting Chief Financial Officer (Principal	April 21, 2026
Rene Rodriguez	Financial Officer and Principal Accounting Officer)

/s/ Daniel Leibovich	Director	April 21, 2026
Daniel Leibovich

/s/ Kevin Foster	Director	April 21, 2026
Kevin Foster

/s/ DeLu Jackson	Director	April 21, 2026
DeLu Jackson

/s/ Scott Woller	Director	April 21, 2026
Scott Woller

3