Form 10-Q
period 2026-03-31
Brag House Holdings, Inc.
filed 2026-05-15
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The registrant had 24,069,563 shares of its Common Stock, par value $0.0001, and 6,236 shares of its Series B Convertible Preferred Stock, par value $0.0001, issued and outstanding as of May 11, 2026.

BRAG HOUSE HOLDINGS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and those risks identified under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, the terms “Brag House,” “we,” “us,” “our,” “our company,” “Company” and “our business” refer to Brag House Holdings, Inc. and its wholly owned subsidiaries, Brag House Inc. and Brag House Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets:
Cash and Cash Equivalents	$138,130	$222,572
Prepaid Expenses	430,617	203,389
Notes Receivable - Related Party	8,179,133	8,779,000
Accrued Interest Receivable - Related Party	1,136	92,838
Advances to Related Party	1,144,375	3,365,000
Other Current Assets	15,000	25,500
Total Current Assets	9,908,391	12,688,299

Other Assets:
Deferred Offering Costs	1,000,000	1,000,000
Investment in Equity Securities	1,424,000	1,100,000
Total Other Assets	2,424,000	2,100,000
Total Assets	$12,332,391	$14,788,299

Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities:
Accounts Payable	$1,715,728	$1,320,617
Accrued Payroll	42,100	44,249
Accrued Liabilities	1,743,143	1,130,208
Share Payable	1,234	1,234
Other Current Liabilities	98,206	98,238
Convertible Debt - Yorkville	1,749,441	3,771,845
Commitment Fee Payable	1,000,000	1,000,000
Total Current Liabilities	6,349,852	7,366,391
Long-Term Liabilities:
Warrant Liability	3,869,638	3,987,046
Total Long-Term Liabilities	3,869,638	3,987,046
Total Liabilities	10,219,490	11,353,437

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Series C Preferred Stock, $0.0001 Par Value - 65 Shares Authorized, no shares Issued and Outstanding as of March 31, 2026 and December 31, 2025	-	-
Series B Preferred Stock, $0.0001 Par Value - 15,000 Shares Authorized, 6,355 and 8,098 Issued and Outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Series A Preferred Stock, $0.0001 Par Value - 200,000 Shares Authorized, no shares Issued and Outstanding as of March 31, 2026 and December 31, 2025	-	-
Preferred Stock, $0.0001 Par Value - 24,784,935 Shares Authorized, no shares Issued and Outstanding as of March 31, 2026 and December 31, 2025	-	-
Common Stock, $0.0001 Par Value - 250,000,000 Shares Authorized, 23,943,237 and 20,951,363 Issued and Outstanding as of March 31, 2026 and December 31, 2025, respectively	2,394	2,095
Additional Paid In Capital	34,196,801	33,986,156
Accumulated Deficit	(32,071,116)	(30,538,211)
Accumulated Other Comprehensive Loss	(15,179)	(15,179)
Total Stockholders’ Equity	2,112,901	3,434,862
Total Liabilities and Stockholders’ Equity	$12,332,391	$14,788,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Revenues	$-	$-
Total Revenues	$-	$-

Cost of Sales
Cost of Sales	$-	$-
Total Cost of Sales	$-	$-

Gross Profit (Loss)	$-	$-

Operating Expenses:
Advertising and Marketing	$36,617	$81,450
Legal and Professional	839,818	138,324
Selling, General and Administrative	652,965	257,159
Software Expense	7,779	64,651
Software Development	62,926	386
Settlement Expense	75,000	-
Stock-Based Compensation	210,944	42,500
Total Operating Expenses	$1,886,049	$584,470

Other (Income) Expense:
Interest Expense and Amortization of Debt Discount	$158,125	$438,709
Other Income	(1,467)	(1,601)
Interest Income	(108,432)	-
Other Expenses	-	46,406
Foreign Currency Gain	(58)	(311)
Net Unrealized Gain on Equity Securities	(324,000)	-
Change in Fair Value of Warrants and Convertible Debt	(77,312)	-
Total Other (Income) Expense, Net	$(353,144)	$483,203
Loss Before Income Taxes	$(1,532,905)	$(1,067,673)
Provision for Income Taxes	$-	$-
Net Loss	$(1,532,905)	$(1,067,673)

Net Loss per Common Share - Basic and Diluted	$(0.07)	$(0.14)
Weighted Average Shares Outstanding - Basic	21,879,878	7,666,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Series C Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount
Balance on December 31, 2025	-	$-	8,098	$1
Conversion of Series B Convertible Preferred Stock to Common Stock	-	-	(1,743)	-
Stock-Based Compensation - Restricted Stock	-	-	-	-
Stock-Based Compensation - Stock Options	-	-	-	-
Net Loss	-	-	-	-
Balance on March 31, 2026	-	$-	6,355	$1

	Series C Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount
Balance on December 31, 2024	-	$-	-	$-
Stock-Based Compensation - Restricted Stock Agreements	-	-	-	-
Issuance of Common Stock	-	-	-	-
Offering Costs	-	-	-	-
Conversion of Preferred Stock to Common Stock	-	-	-	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	-	-	-	-
Issuance of Common Stock in Connection with Initial Public Offering and Over-allotment, Net of $1,176,800 of Offering Costs	-	-	-	-
Underwriter Warrants	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-
Net Loss	-	-	-	-
Balance on March 31, 2025	-	$-	-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Series A Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance on December 31, 2025	-	$-	-	$-
Conversion of Series B Convertible Preferred Stock to Common Stock	-	-	-	-
Stock-Based Compensation - Restricted Stock	-	-	-	-
Stock-Based Compensation - Stock Options	-	-	-	-
Net Loss	-	-	-	-
Balance on March 31, 2026	-	$-	-	$-

	Series A Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance on December 31, 2024	-	$-	82,096	$420
Stock-Based Compensation - Restricted Stock Agreements	-	-	-	-
Issuance of Common Stock	-	-	-	-
Offering Costs	-	-	-	-
Conversion of Preferred Stock to Common Stock	-	-	(82,096)	(420)
Conversion of Convertible Debt and Accrued Interest (Note 6)	-	-	-	-
Issuance of Common Stock in Connection with Initial Public Offering and Over-allotment, Net of $1,176,800 of Offering Costs	-	-	-	-
Underwriter Warrants	-	-	-	-
Issuance of Common Stock for Services	-	-	-	-
Net Loss	-	-	-	-
Balance on March 31, 2025	-	$-	-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Subscription
	Shares	Amount	Receivable
Balance on December 31, 2025	20,951,363	$2,095	$-
Conversion of Series B Convertible Preferred Stock to Common Stock	1,850,318	185	-
Stock-Based Compensation - Restricted Stock	1,141,556	114	-
Stock-Based Compensation - Stock Options	-	-	-
Net Loss	-	-	-
Balance on March 31, 2026	23,943,237	$2,394	$-

	Common Stock		Subscription
	Shares	Amount	Receivable
Balance on December 31, 2024	7,033,330	$14,554	$(3,700)
Stock-Based Compensation - Restricted Stock Agreements	-	-	-
Issuance of Common Stock	56	-	-
Offering Costs	-	-	-
Conversion of Preferred Stock to Common Stock	82,096	420	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	1,912,176	191	-
Issuance of Common Stock in Connection with Initial Public Offering and Over-allotment, Net of $1,176,800 of Offering Costs	1,696,250	169	-
Underwriter Warrants	-	-	-
Issuance of Common Stock for Services	-	-	-
Net Loss	-	-	-
Balance on March 31, 2025	10,723,908	$15,334	$(3,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Additional Paid-in Capital - Net of Offering Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance on December 31, 2025	$33,986,156	$(30,538,211)	$(15,179)
Conversion of Series B Convertible Preferred Stock to Common Stock	(185)	-	-
Stock-Based Compensation - Restricted Stock	117,516	-	-
Stock-Based Compensation - Stock Options	93,314	-	-
Net Loss	-	(1,532,905)	-
Balance on March 31, 2026	$34,196,801	$(32,071,116)	$(15,179)

	Additional Paid-in Capital - Net of Offering Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss
Balance on December 31, 2024	$6,195,322	$(14,647,702)	$(15,179)
Stock-Based Compensation - Restricted Stock Agreements	42,500	-	-
Issuance of Common Stock	-	-	-
Offering Costs	(1,427,079)	-	-
Conversion of Preferred Stock to Common Stock	-	-	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	6,611,214	-	-
Issuance of Common Stock in Connection with Initial Public Offering and Over-allotment, Net of $1,176,800 of Offering Costs	5,608,031	-	-
Underwriter Warrants	130,980	-	-
Issuance of Common Stock for Services	164,647	-	-
Net Loss	-	(1,067,673)	-
Balance on March 31, 2025	$17,325,615	$(15,715,375)	$(15,179)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Total Stockholders’ Equity
Balance on December 31, 2025	$3,434,862
Conversion of Series B Convertible Preferred Stock to Common Stock	-
Stock-Based Compensation - Restricted Stock	117,630
Stock-Based Compensation - Stock Options	93,314
Net Loss	(1,532,905)
Balance on March 31, 2026	$2,112,901

Total Stockholders’ Equity (Deficit)
Balance on December 31, 2024	$(8,456,285)
Stock-Based Compensation - Restricted Stock Agreements	42,500
Issuance of Common Stock	-
Offering Costs	(1,427,079)
Conversion of Preferred Stock to Common Stock	-
Conversion of Convertible Debt and Accrued Interest (Note 6)	6,611,405
Issuance of Common Stock in Connection with Initial Public Offering and Over-allotment, Net of $1,176,800 of Offering Costs	5,608,200
Underwriter Warrants	130,980
Issuance of Common Stock for Services	164,647
Net Loss	(1,067,673)
Balance on March 31, 2025	$1,606,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BRAG HOUSE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net Loss	$(1,532,905)	$(1,067,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-Based Compensation	210,944	42,500
Amortization of Debt Discount	-	100,781
Change in Fair Value of Stock-Based Compensation Liability - Software Expense	-	9,052
Issuance of Common Stock for Services - Software Expenses	-	39,772
Foreign Currency Gain	(58)	(311)
Net Unrealized Gain on Equity Securities	(324,000)	-
Change in Fair Value of Warrants and Convertible Debt	(77,312)	-
Changes in operating assets and liabilities:
Prepaid Expenses and Other Current Assets	(227,228)	(21,767)
Other Receivable	-	(15,822)
Interest Receivable - Related Party	91,702	-
Other Current Assets	10,500	-
Accounts Payable	395,169	(673,495)
Related Party Payable	-	(21,420)
Accrued Payroll	(2,149)	(204,148)
Accrued Liabilities	612,935	23,637
Accrued Interest	-	(159,333)
Share Payable	-	181,434
Other Current Liabilities	(32)	(220)
Net Cash Flows Used In Operating Activities	$(842,434)	$(1,767,013)

INVESTING ACTIVITIES
Repayment of Notes Receivable - Related Party	$599,867	$-
Repayment of Advances to Related Party	2,220,625	-
Net Cash Flows Provided By Investing Activities	$2,820,492	$-

FINANCING ACTIVITIES
Proceeds from Notes Payable	$-	$101,650
Repayment of Notes Payable	-	(273,626)
Repayment of Convertible Debt - December 2024, net	-	(227,500)
Proceeds from Convertible Debt - December 2024, net	-	105,000
Proceeds from the sale of Common Stock in IPO	-	6,785,000
Offering Costs Paid and Netted with IPO Proceeds	-	(1,176,800)
Offering Costs Paid	-	(117,922)
Repayment of Convertible Debt - Yorkville Facility	(2,062,500)	-
Net Cash Flows (Used In) Provided By Financing Activities	$(2,062,500)	$5,195,802

Net change in cash	$(84,442)	$3,428,789
Cash and Cash Equivalents at the beginning of the period	222,572	29,228
Cash and Cash Equivalents at the end of the period	$138,130	$3,458,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$158,125	$376,374

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Debt and Accrued Interest into Common Stock	$-	$6,611,405
Issuance of Underwriter Warrants included as Offering Costs	-	130,980
Change in Stock-Based Compensation Liability Capitalized to Implementation Costs	-	35,340
Prepaid Expenses Reclassified to Issuance of Common Stock for Services - Software Expense	-	62
Prepaid Expenses Reclassified to Capitalized Implementation Costs	-	63
Issuance of Common Stock for Capitalized Implementation Costs	-	124,937
Deferred Offering Costs at December 31, 2024 Reclassified to Offering Costs	-	1,219,176
Other Current Assets Reclassified to Other Receivables	-	18,081
Other Current Assets Reclassified to Prepaid Expenses	-	250
Reversal of Deferred Offering Costs Accrued at December 31, 2024	-	115,000
Offering Costs in Accounts Payable	-	74,000
Conversion of Series A Preferred Stock to Common Stock	-	420
Conversion of Series B Preferred Stock to Common Stock	185	-

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had an accumulated deficit of $32,071,116. For the three months ended March 31, 2026, the Company had a net loss of $1,532,905 and negative cash flows from operations of $842,434. The Company’s financing activities consume the majority of its cash resources. The Company will continue to promote its services to existing and potential customers, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2026, in addition to pursuing other potential strategic and business development initiatives including the contemplated Merger Agreement. In addition, the Company has had, and expects to have, negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and infusions of cash from advances by its Chief Executive Officer, and plans to continue funding operations through the sale of equity or issuance of debt instruments. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern for the next twelve months from the issuance of these condensed consolidated financial statements.

The Company also secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the US, including collegiate properties as the NCAA and its 89 championships and NCAA Football. In May 2025, the Company launched the first activation under its strategic partnership with Learfield. This activation was for students and alumni at the University of Florida, one of Learfield’s media rights properties. In July 2025, the Company executed the second activation under its strategic partnership with Learfield, expanding on the success of the initial May 2025 event. This activation was conducted virtually and designed to engage students and alumni through a digital tournament centered around EA College Football 26, following the game’s national release. The event incorporated university-branded content and featured participation from student-athletes, further aligning with the Company’s Name, Image, and Likeness (“NIL”) engagement strategy. The Company believes these activations demonstrated its ability to scale digital experiences across collegiate communities and reinforced its commercial model for integrating sponsorship, branded content and messaging, and fan engagement at the intersection of gaming and college sports. The Company believes this partnership positions itself to leverage Learfield’s college network to generate sponsorship revenue and brand engagement opportunities while giving the Company access to extensive datasets from diverse college campuses as the Company evolves into a scalable data insight revenue model, where the Company aims to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. The Company further believes this partnership will contribute directly to its model through shared sponsorship earnings, while validating its marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming spaces.

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

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses will not arise, management believes that the revenue to be generated from operations, together with equity and debt financing, will provide the necessary funding for the Company to continue as a going concern. However, the Company has earned minimal revenue from its inception through the three months ended March 31, 2026, and management cannot guarantee that any potential debt or equity financing will be available, or if available, on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying condensed consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

On July 24, 2025, the Company entered into an agreement to sell an aggregate of 15,000 shares of its Series B Convertible Preferred Stock in a private placement offering for total gross proceeds of $15,000,000 (the “PIPE Offering”). Please refer to Note 5.

Additionally, on September 2, 2025, the Company invested $4,000,000 in Pre-Funded Common Stock Purchase Warrants (the “Pre-Funded Warrants”) of CleanCore Solutions, Inc., with a purchase price of $1 per warrant share. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company. The Pre-Funded Warrants were exercised in full as of December 31, 2025 and are investments in equity securities which are measured at fair value at each reporting period. Please refer to Notes 9 and 10.

On December 4, 2025, the Company, House of Doge and Yorkville entered into the Yorkville Purchase Agreement, whereby the Company has the right, but not the obligation, to sell to Yorkville, and Yorkville is obligated to purchase from the Company, up to $100,000,000 in the Company’s Common Stock. Concurrently with the Yorkville Purchase Agreement, the Company and House of Doge, jointly and severally, authorized the issuance of the Yorkville Convertible Note to Yorkville, in the aggregate original principal amount of up to $11.0 million. Also, in connection with the aforementioned, the Company issued to Yorkville a warrant (the “Yorkville Warrant”) to purchase up to 10,173,881 shares of the Company’s Common Stock with an exercise price equal to the lower of (i) $1.50 per share, or (ii) 130% of the average closing price of the Company’s Common Stock as reported by Nasdaq for the five trading days ending on the 10th trading day following the closing of the Merger. The Yorkville Warrant was exercisable immediately upon issuance and expires three years from the date of issuance. Please refer to Notes 6 and 9.

On March 20, 2026, an amendment was executed to the Yorkville Convertible Note which extended the maturity date to June 1, 2026 and reduced the amount to be advanced from $11.0 million to $3.85 million.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) and disclosures necessary for a fair statement of the Company’s financial position as of March 31, 2026 and the results of its operations for the three months then ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report within its Form 10-K filing. Interim disclosures generally do not repeat those in the annual statements. The Company and its subsidiaries operate as a single operating segment.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents totaling $0 and $215,000 included in cash as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had receivables due from House of Doge Inc. (“House of Doge”), a related party, totaling $9,324,644 and $12,236,838, respectively, which are included within Notes Receivable – Related Party, Accrued Interest Receivable – Related Party, and Advances to Related Party in the accompanying consolidated balance sheets. House of Doge is a party to the Merger Agreement entered into on October 12, 2025, pursuant to which a subsidiary of the Company will merge with and into House of Doge, with House of Doge surviving as a wholly owned subsidiary of the Company upon completion of the transaction.

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

Based on its evaluation as of March 31, 2026, the Company determined that no allowance for expected credit losses was required related to these receivables. The Company will continue to monitor the collectability of the receivables and adjust the allowance for credit losses as necessary in future reporting periods.

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

The Company’s standard payment terms with vendors generally range from net 15 to net 60 days. Discounts received from vendors for early payment are recognized when earned. Vendor discounts are recorded as a reduction of the related expense in the accompanying consolidated statements of operations. If such discounts are not clearly associated with a specific expense category, they are recorded as a reduction to cost of goods sold or, if immaterial, may be recognized as other income.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2026 and December 31, 2025, the Company was not exposed to any risks due to having a cash balance in each account which did not exceed the coverage limits. The Company has not experienced any losses in such accounts.

Advertising and Marketing

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $36,617 and $81,450 for the three months ended March 31, 2026 and 2025, respectively.

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, other receivables, notes receivable, accrued interest receivable, advances, accounts payable and accrued liabilities, and borrowings, approximate their fair values because of the short-term nature of these financial instruments.

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

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. The stock-based payments provided in advance for implementation costs are recorded as capitalized implementation costs as the services are rendered. Capitalized implementation costs related to the CCA are included on the consolidated balance sheets. The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization will begin only when the software is placed into use and the amortization expense will be recorded as an operating expense. As of December 31, 2024, $63 was recognized as a non-current prepaid expense asset related to the development services to be provided by Artemis. During the three months ended March 31, 2025, $160,340 was recognized as capitalized implementation costs related to the Company’s cloud computing arrangements and no amortization expense was recognized as the software was not placed into service. The amount of $160,340 was a recognition of $125,000 for services provided, which included the reclassification of the $63 recorded as a non-current prepaid expense asset as of December 31, 2024, and a portion of the change in fair value of the stock-based compensation liability which equaled $35,340 during the three months ended March 31, 2025.

The costs associated with the support and maintenance services and the use of the EVEMeta compression software are recorded as software expenses over the service period defined in the respective agreements. During the three months ended March 31, 2025, the Company recorded software expenses of $39,772 in connection with the EVEMeta compression software, which included the expensing of the $62 recorded as a non-current prepaid expense asset as of December 31, 2024. The Company sent notices of material breach to both Artemis and EVEMeta regarding the MSA and SaaS Agreements during the year ended December 31, 2025, and all services from Artemis and EVEMeta have remained halted and the project is no longer expected to be completed. As a result, the Company has determined that the previously capitalized implementation costs no longer have probable future economic benefit and have recorded an impairment loss on the total carrying value of $389,171, which is recorded in software expenses for the year ending December 31, 2025.

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

Shares Payable

The Company has incurred obligations that are payable in shares of the Company’s equity. If shares are not issued to satisfy those obligations, a short-term liability is recognized as a share payable. The Company has a share payable balance of $1,234 as of March 31, 2026 and December 31, 2025. Please refer to Note 6 for more detail.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when or as performance obligations are satisfied

The Company generates revenues mainly from advertising, sponsorship and league tournaments. An insignificant amount of revenue is generated through the operation of its live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments, and gamers and creators pay fees or subscriptions to compete in league competitions. Streaming revenue amounts are recognized as live-streaming services on the condensed consolidated statements of operations.

Foreign Currency Translation

For the Company’s non-U.S. operations where the functional currency is the local currency, the Company translates assets and liabilities at exchange rates in effect at the balance sheet date and record translation adjustments in stockholders’ equity. The Company translates income statement amounts at average rates for the period. Transaction gains and losses are recorded in other (income) expense, net in the condensed consolidated statement of operations.

During the three months ended March 31, 2026, the Company recognized a gain on foreign currency from the fluctuation of payables due in foreign currency totaling $58. During the three months ended March 31, 2025, the Company recognized a gain on foreign currency from the settlement of a note payable for $424 and a loss on foreign currency from the fluctuation of payables due in foreign currency totaling $113, for a total foreign currency gain of $311. Please refer to Note 6.

Comprehensive Loss

The Company reports comprehensive loss and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S. GAAP, is excluded from net loss.

Net Income (Loss) per Common Share

The computation of earnings per share (“EPS”) includes basic and diluted EPS in accordance with ASC 260, “Earnings per Share”. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the if-converted and treasury stock methods, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants have been exercised, and the proceeds have been used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. All outstanding convertible promissory notes and convertible preferred stock are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three months ended March 31, 2026 and 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table summarizes the securities that are excluded from the diluted per share calculation because the effect of including these potential shares is anti-dilutive.

	As of March 31,
	2026	2025
Convertible Debt	7,273,208	33,660
Unvested Restricted Stock	—	52,336
Shares Payable	355	22,014
Convertible Preferred Stock	7,832,285	—
Warrants	—	10,361
Total	15,105,848	118,371

As of March 31, 2026, no dividends have been declared since inception and all classes of BHHI’s stock do not have cumulative dividend features. As such, the Company did not include any adjustment to the net loss for dividends.

The table below represents the calculation for both basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Net Loss	$(1,532,905)	$(1,067,673)
Weighted-average Shares Outstanding – Basic and Diluted	21,879,878	7,666,404
Loss per share – Basic and Diluted	$(0.07)	$(0.14)

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company, with stockholder’s consent, elected to be taxed as an “S Corporation” during the years prior to 2021 under the provisions of the Internal Revenue Code under Section 1362(a) and comparable state income tax law. As an S Corporation, the Company is generally not subject to corporate income taxes and the Company’s net income or loss is reported on the individual tax return of the stockholders of the Company. As a result of the UK Reorganization, the Company was no longer eligible to elect an S Corporation status for tax purposes and was subject to tax filings as a C-Corporation for the years ending 2021 through 2023. The Company filed all necessary Federal and State tax returns as a C-Corporation for the years ending 2021 through 2024, and has accrued $95,000 as of March 31, 2026 and December 31, 2025 for any potential non-compliance penalties that may be incurred as a selling, general and administrative expense.

The Company’s effective tax rate is 0% for the three months ended March 31, 2026 and 2025.

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

The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at the money and are considered plain vanilla options, consistent with SEC Staff Accounting Bulletin Topic 14. For stock options with exercise prices that are out of the money, the Company may use a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award. As an alternate option, the Company may also use the exercise patterns of comparable companies to determine and establish a reasonable estimate for the expected term for stock options.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company issued stock options exercisable into 1,950,000 shares of its Common Stock during the year ended December 31, 2025 and additional stock options exercisable into 250,000 shares of its Common Stock during the three months ended March 31, 2026. The Company has issued warrants convertible into 44,250 shares of its Common Stock to the underwriter in connection with its IPO, warrants convertible into 17,517,203 shares of its Common Stock in connection with the PIPE Offering, and warrants convertible into an additional 10,173,881 shares of its Common Stock in connection with the Yorkville Purchase Agreement and Yorkville Convertible Note as of March 31, 2026. On March 18, 2026, the Company’s Board of Directors approved the cancellation of all stock options granted to the Company’s CEO and COO and the grant of one restricted stock unit (“RSU”) in exchange for each such stock option. In connection therewith, the Company granted an aggregate of 1,141,556 RSUs and all have been issued as of March 31, 2026. Please refer to Notes 1, 5, 6 and 9 for more information.

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

Investment in Equity Securities

Investments in equity securities are accounted for under ASC 321 and reported at their readily determinable fair values as quoted by market exchanges, with changes in fair value recorded in other (income) expense in the condensed consolidated statements of operations. All changes in an equity security’s fair value are reported in earnings as they occur. As such, the sale of an equity security does not necessarily give rise to a significant gain or loss. Unrealized gains (losses) due to fluctuations in fair value are recorded in the condensed consolidated statements of operations.

Newly Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued Income Taxes (Topic 740) (“ASU 2023-09”). This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures. These amendments were effective for fiscal years beginning after December 15, 2024. During 2025, the Company adopted the provisions of this updated accounting pronouncement prospectively.

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

As of March 31, 2026, and December 31, 2025, the Company did not have any payables due to related parties.

Notes Receivable and Accrued Interest – Related Party

Pursuant to the Merger Agreement, on October 14, 2025, the Company loaned to House of Doge $8.0 million (the “Loan”), which was evidenced by a secured promissory note (the “Note”) that House of Doge issued in favor of the Company. On December 4, 2025, the Company and House of Doge entered into an amendment to the Note to (i) increase the principal amount of the Note to $10.0 million, (ii) permit the issuance of the Yorkville Convertible Note, as defined below, and (iii) provide for the subordination of the Company’s lien over House of Doge securing House of Doge’s obligations under the Note to YA II PN, LTD.’s, a Cayman Islands exempted limited partnership (“Yorkville”), with the lien in connection with the Yorkville Agreements discussed below. The Loan accrues interest at an annual rate of 5% and was to mature upon the earlier of (i) April 14, 2026 and (ii) the occurrence of an event of default, as defined in the Note (in most cases, with notice from the Company to House of Doge). During October and November of 2025, the Company loaned House of Doge an additional $779,000. On April 14, 2026, the Company and House of Doge agreed to amend the Note and extend the maturity date of the Loan to June 30, 2026.

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

As of March 31, 2026 and December 31, 2025, the Company was owed a principal balance of $8,179,133 and $8,779,000, respectively, and accrued interest of $1,136 and $92,838, respectively. During the three months ended March 31, 2026, the Company recognized interest income totaling $108,432.

Advances to Related Party

In connection with the Yorkville Convertible Note, as described in Note 6, the Company received an advance of funds totaling $3,465,000. After paying transaction costs totaling $100,000, the Company advanced to House of Doge a total of $3,365,000 on December 4, 2025, the closing date of the Yorkville Convertible Note. This advance is non-interest bearing and does not have a maturity date. A balance of $1,144,375 and $3,365,000 remained outstanding and collectible as of March 31, 2026 and December 31, 2025, respectively.

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

Marketing Agreement

In March of 2024, the Company entered into a marketing agreement with Outside the Box Capital, Inc. (“OTB Capital”) for marketing services to be provided for the six-month period from May 1, 2024 to October 31, 2024. Compensation for the services consisted of $100,000 in cash and shares of BHHI Common Stock, priced at the IPO, totaling $200,000 which equaled 50,000 shares. These shares became due 10 days after the successful completion of the Company’s IPO on March 6, 2025, deemed the listing date (“Listing Date”), and were issued in April of 2025. The balance of $200,000 increased stockholders’ equity for the issuance of Common Stock for services for the year ended December 31, 2025. Lastly, if within the term of the Company’s agreement with OTB Capital, the Company’s shares achieve a 7-day moving average (calculated using daily VWAP) share price of $9 or more, the Company would issue an additional 50,000 shares to OTB Capital. This share price threshold was not achieved during the term of the agreement and additional compensation was not due. Services under this contract were not provided during the expected service period of May through October of 2024. A modification of the agreement was negotiated and finalized in November of 2024. Services were amended to begin on December 15, 2024 through June 15, 2025. Services had not yet commenced as of December 31, 2024 and through March 5, 2025. As a result, another modification of the agreement was executed on March 28, 2025. This new agreement revised the dates of service to begin on March 6, 2025 through September 6, 2025. It also revised the terms of compensation and, as a result, the base compensation of $100,000 became payable in two tranches, the first payment for $50,000 within 10 business days following the Company’s Listing Date as a publicly traded company and the second and final payment for the remaining amount was due three months from the Listing Date. The first payment of $50,000 was made in April of 2025 and the final payment was made on June 5, 2025. No accrual for a liability was required or recorded as of December 31, 2024. A total of $300,000 in advertising and marketing expenses was recognized for the year ended December 31, 2025 in connection with this agreement. No advertising and marketing expenses related to this agreement were recognized during the three months ended March 31, 2025.

Broncos Sponsorship Agreement

During 2023, the Company entered into a sponsorship agreement with Stadium Management Company and the Denver Broncos. This resulted in marketing expenses totaling $305,000 accrued during the year ended December 31, 2023. In September of 2024, the parties terminated the sponsorship agreement and this resulted in a reduction of the payable amount from $305,000 to $61,000. The balance of $61,000 remains outstanding as of March 31, 2026 and December 31, 2025, and is recorded as accounts payable on the balance sheets.

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

The Company recognized the following amounts in total non-employee stock-based compensation costs in relation to the Stock Consideration issued for the technology purchase agreements for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Stock Consideration - Total Expensed	$-	$48,824
Stock Consideration - Total Capitalized	$-	$160,340

Equity-Classified Awards

The Company recognized the following amounts in non-employee equity-classified stock-based compensation costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Equity-Classified Awards - Expensed	$-	$39,772
Equity-Classified Awards - Capitalized	$-	$125,000

As of March 31, 2026, there was no longer a remaining unrecognized compensation cost related to the Company’s equity-classified awards due to Artemis and EVEMeta breaching its contracts with the Company, as referenced above in Note 2 of this filing. During the three months ended March 31, 2025, the Company recorded software expenses of $39,772 in connection with the services rendered with the support and maintenance services with Artemis and the use of the EVEMeta compression software, which included the expensing of the $62 previously recorded as a non-current prepaid expense asset and Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $39,710. Further, the Company recorded an increase to capitalized implementation costs of $125,000 in connection with the development services rendered, which included the expensing of the $63 previously recorded as a non-current prepaid expense asset and Common Stock as of December 31, 2024, for a total increase to stockholders’ equity of $124,937. As a result, the total increase to stockholders’ equity for the issuance of common stock for services was $164,647 for the three months ended March 31, 2025, which is the sum of the aforementioned $39,710 and $124,937 amounts.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES (cont.)

Liability-Classified Awards

The Company recognized the following amounts in non-employee liability-classified stock-based compensation costs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Liability-Classified Awards - Expensed	$-	$9,052
Liability-Classified Awards - Capitalized	$-	$35,340

On May 12, 2025, the Company executed an amendment to the MSA with Artemis. The amendment eliminated the minimum share price guarantee, therefore no longer requiring the Company to guarantee a minimum return of $4 on the sale of each share received in compensation for the MSA. The amendment triggered several considerations, including, but not limited to, a cash payment of $225,000 by the Company to Artemis. The cash payment, elimination of the $4 guarantee, and removal of the lock-up provision and gradual release obligations were made in contemplation of Artemis delivering to the Company the Services and Deliverable to be provided pursuant to the MSA.

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

NOTE 5 — STOCKHOLDERS’ EQUITY

Capital Structure

On December 3, 2021, BHHI was incorporated and the Company authorized 50,000,000 shares of Common Stock with a par value of $0.0001 per share and 5,000,000 shares of preferred stock with a par value of $0.0001 per share. On February 22, 2022, the certificate of incorporation was amended and the Company authorized 250,000,000 shares of Common Stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Further, the Company designated 200,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.0001 per share. Shares of Convertible Series A Preferred Stock and Common Stock (the “Junior Securities”) are entitled to one vote for each share. In order of liquidation rights, distributions will be made to the Series A Preferred holders then to the holders of the other remaining Junior Securities, which are currently Common Stock. The Series A Preferred Stock has a liquidation preference of $0.50 per share in the event of a liquidation and distribution. Further, each share of Convertible Series A Preferred Stock shall automatically convert into one share of Common Stock upon consummation of an underwritten public offering of Common Stock. The Company completed an initial public offering during March of 2025. Please refer to Note 1 and the following section for the details of the IPO. There were no shares of Series A Preferred Stock issued and outstanding during any period since inception, and no shares of Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Further, a total of 23,943,237 and 20,951,363 shares of Common Stock were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

In July of 2025, the Company filed a certificate of designation and a subsequent amendment to the certificate of designation with the Secretary of State of the State of Delaware to designate 15,000 shares of the available 24,800,000 shares of Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). Each share is convertible at the option of the holder into shares of Common Stock at a conversion price of $0.942. The Series B Preferred Stock is not redeemable into cash or other assets and is classified as permanent equity. On July 30, 2025, an amendment was filed to establish that each share of Series B Preferred Stock is non-voting. There were 6,355 and 8,098 shares of Series B Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Please refer to the Private Investment into Public Entity (PIPE) section below.

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

No shares of Series C Preferred Stock were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

A total of 2,250,000 shares of common stock will be reserved for issuance pursuant to the Stock Incentive Plan (“Plan Share Reserve”). The Plan Share Reserve shall be increased on the first day of each fiscal year beginning with the 2025 fiscal year, in an amount equal to the lesser of (i) ten percent (10.0%) of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, which was determined to be 2,095,136 for the year ended December 31, 2025, and (ii) an amount determined by the Board of Directors. On January 1, 2026, the Plan Share Reserve automatically increased to a total of 4,345,136 shares of Common Stock.

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

The Company has issued stock options to Executives, an employee, and Directors of the Company during 2025 and the three months ended March 31, 2026 with options reserved in the Stock Incentive Plan and, as of March 31, 2026, a total of 1,058,444 options to purchase shares of Common Stock remained. Please refer to the Stock Options section below.

Underwriter Warrants

Pursuant to the underwriting agreement, the Company issued to the underwriters on the closing date of the IPO (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 44,250 shares of the Company’s common stock, representing 3% of the shares issued on the Closing Date. The Underwriter Warrants will be exercisable, in whole or in part, commencing on September 3, 2025, and expiring on September 9, 2029, at an initial exercise price per share of common stock of $4.00, which is equal to 100% of the offering price. No Underwriter Warrants have been exercised as of March 31, 2026.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

Stock Options

As of December 31, 2025, the Company has issued stock options (“Options”) to Executives, an employee, and Directors of the Company to purchase a total of 1,950,000 shares of Common Stock. During the three months ended March 31, 2026, the Company issued an additional 250,000 Options to Directors of the Company to purchase shares of Common Stock. Further, on March 18, 2026, the Board of Directors approved the cancellation of the Options held by the CEO and COO of the Company, which totaled 1,141,556 Options. Those Options were replaced with one RSU for every Option and this resulted in incremental costs of $117,630.

Vesting terms extend from three to four years, with some of the Options vesting immediately. As of March 31, 2026, a total of 1,058,444 Options remained outstanding and 983,444 were vested. The Options carry strike prices ranging from $0.45 to $1.00. Stock options issued to purchase 1,302,888 shares of Common Stock were issued with a strike price that was at the money (“at-the-money options”) and the remaining Options to purchase 897,112 shares of Common Stock were issued with a strike price that was out of the money (“out-of-the-money options”). The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at-the-money, consistent with SEC Staff Accounting Bulletin Topic 14, and uses the Black-Scholes option pricing model to determine the fair value of these stock options. For Options with exercise prices at issuance that are out-of-the-money, the Company uses a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award.

The Options are classified as equity instruments and accounted for in accordance with ASC 718, “Compensation - Stock Compensation”.

The fair value of the at-the-money Options was estimated using the Black-Scholes option pricing model, a Level 3 measurement, with the following assumptions:

●	Stock Price:	$0.45 - $0.84

●	Risk-free interest rate:	3.72% - 4%

●	Expected term:	5 - 5.75 years

●	Expected volatility:	83.6% - 93.48%

●	Dividend yield:	0%

The fair value of the out-of-the-money Options was estimated using the Binomial Lattice option pricing model, a Level 3 measurement, with the following assumptions:

●	Stock Price:	$0.73

●	Risk-free interest rate:	4.39%

●	Expected term:	10 years

●	Expected volatility:	82.4%

●	Dividend yield:	0%

●	Exercise Multiple to Strike Price:	2.2x

●	Derived Service Period:	7.35 years

The estimated fair values of the Options on the grant dates were within a range of $0.38 and $0.60 per share for a total value of $920,024. The Company recognized stock-based compensation of $3,767 for the vested Options for an employee, which was classified as stock-based compensation for the three months ended March 31, 2026. The Company recognized stock-based compensation of $89,547 for the vested Options for Directors of the Company, which was classified as stock-based compensation for the three months ended March 31, 2026.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

The following is an analysis of BHHI Options issued as compensation:

	Nonvested Shares	Weighted Average Exercise Price
Nonvested shares, December 31, 2025	75,000	$0.84
Granted	250,000	$0.49
Vested	(250,000)	$0.49
Forfeited	—	$—
Nonvested shares, March 31, 2026	75,000	$0.84
Exercisable at March 31, 2026	983,444	$0.81

Stock Issuances

On November 13, 2024, the Company entered into a MSA with Artemis to develop software for the Company and provide certain services. Please refer to Note 4. On March 7, 2025, the services per the SaaS Agreement and MSA began and the Company began recognizing compensation expenses as services were provided.

During the three months ended March 31, 2025, $125,000 was recognized as capitalized implementation costs, in connection with the software development services in the MSA with Artemis, as the value for the services that were completed as of period end. Amortization of the capitalized implementation costs to software expense did not commence as of March 31, 2025. A total of $39,772 was also recognized as software expense, in connection with the services and maintenance services in the MSA with Artemis and the SaaS with EVEMeta, as the value for the services that were completed as of period end. Please refer to Notes 2 and 4 for further detail on these technology purchase agreements.

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

In October of 2025, the Company issued 175,000 shares of Common Stock in connection with services valued at $210,000. The consideration paid is for services to be provided from November 2025 through April 2026. As such, $105,000 and $70,000 has been recognized as an expense for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively, with the remaining amount of $35,000 included as a prepaid expense on the condensed consolidated balance sheet as of March 31, 2026. On April 13, 2026, the Company entered into an amendment for the existing services to waive required payments and extend the term of the services that were paid for with the shares of Common Stock until August 31, 2026. Please refer to Note 12.

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

During the year ended December 31, 2020, BHI also entered into various RSPAs with an employee and two advisers, pursuant to which BHI sold 225,000 shares of restricted common stock in BHI at par value of $0.0001 per share for cash proceeds of $22. The restricted stock vests at varying rates. As of March 31, 2025, the Company had yet to receive proceeds for the restricted common stock issuances, and the $22 is recorded as contra equity on the March 31, 2025 condensed consolidated balance sheets. As of March 31, 2025, 61,880 shares of Common Stock were considered vested, respectively, and the Company did not recognize additional stock-based compensation expense. All shares were fully vested as of December 31, 2024, and no unamortized stock compensation remained.

On February 10, 2022, the Company issued a restricted stock award to its outside legal counsel for 279,129 shares of common stock (as adjusted for the Reverse Stock Split). The restricted stock vests 25% immediately and 25% over the next three years at each anniversary. As of March 31, 2025, 226,793 shares of common stock were considered vested, and the Company recognized stock-based compensation expense of $42,500 for the restricted shares that vested during the three months ended March 31, 2025. As of March 31, 2025, unamortized stock compensation of $127,500 remained. All shares were fully vested and unamortized stock compensation was recognized as of December 31, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

The following is an analysis of BHI and BHHI shares of Common Stock issued as compensation subsequent to the US Reorganization and presented entirely as BHHI Common Stock. All restricted stock shares were vested as of December 31, 2025 and none were granted, vested, or forfeited during the three months ending March 31, 2026:

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

The PIPE Offering closed on July 30, 2025, with aggregate gross proceeds totaling $15 million, before placement agent fees and other expenses which were directly deducted from the proceeds totaling $1,321,205. In addition to the fees directly deducted from the proceeds, the Company incurred an additional fee of $635,000, discussed further below, and other fees totaling $8,500 for total offering costs of $1,964,705. The Company used the proceeds from the PIPE Offering for general corporate and working capital purposes and made an investment in shares of CleanCore Solutions, Inc. Please refer to Note 10 for more details.

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

Revere Securities, LLC acted as placement agent (the “Placement Agent”) in connection with the PIPE Offering, pursuant to that certain Placement Agent Agreement, dated as of July 24, 2025, between the Company and the Placement Agent, pursuant to which the Company paid the Placement Agent a total of $1,171,205 in fees, which were recognized as offering costs and included in the above $1,964,705 amount. Additionally, a total of 1,057,543 warrants were issued to the Placement Agent (the “Placement Agent Warrants”) to acquire up to 1,057,543 shares of Common Stock at an exercise price of $0.942 per share and will expire five years from the date of issuance. These warrants were valued using a Black-Scholes model calculation and were determined to have a fair value of $791,194, all of which were recognized as offering costs. No Placement Agent Warrants were exercised as of March 31, 2026.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 — STOCKHOLDERS’ EQUITY (cont.)

In connection with the PIPE Offering and as a pre-condition to effecting the PIPE Offering through Revere Securities, LLC, the Company entered into an agreement to terminate its exclusive engagement with H.C. Wainwright & Co., LLC for professional services allowing the Company to proceed with the PIPE Offering. As consideration for the termination, the Company issued 536,093 warrants (the “H.C. Wainwright Warrants”) to acquire up to 536,093 shares of Common Stock at an exercise price of $1.884 per share, which will expire five years from the date of issuance. These warrants were valued using a Black-Scholes model calculation and were determined to have a fair value of $315,195, which was recognized as offering costs. Additionally, a cash payment of $635,000 was made, which was recognized as offering costs and included in the above $1,964,705 amount. No H.C. Wainwright Warrants were exercised as of March 31, 2026.

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

During the three months ended March 31, 2026 and the year ended December 31, 2025, holders of the Series B Preferred Stock converted a total of 1,743 and 6,902 shares of Series B Preferred Stock into 1,850,318 and 7,327,245 shares of Common Stock, respectively. Further, during the year ended December 31, 2025, a total of 2,099,257 PIPE Warrants were exercised at $0.817 per warrant for total proceeds of $1,715,092. As of March 31, 2026, a total of 13,824,310 PIPE Warrants remained exercisable.

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

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

In November of 2024, the Company raised $30,000 from a short-term loan which carried a 100% interest fee. In addition, the Company requested from the underwriter that they unlock 24,500 shares of common stock currently owned by the lender to be available as freely floating, publicly tradable shares. A total principal balance of $30,000 and accrued interest of $30,000 remained outstanding as of March 31, 2025. The noteholder agreed to be repaid a total of $29,223 for the principal amount and $29,223 for the accrued interest on the loan. This resulted in a gain on debt extinguishment of $1,554. The final payment was made on April 1, 2025.

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

Confidential Release and Final Agreement

From January through March of 2025, the Company borrowed money from shareholders of the Company to pay for expenses in connection with the IPO. Total proceeds of $86,150 were received by the Company and these borrowed funds did not have a loan agreement or loan terms. These shareholders also had notes payable made to the Company during 2024, which are part of the notes payable totaling $187,900 in principal as of December 31, 2024.

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

Convertible Debt - December 2024

In December of 2024, the Company raised $25,000 from a short-term convertible promissory note which is unrelated to the previously issued convertible debt through May of 2024 and carries different terms. This note has a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of February 15, 2025. The number of the shares subject to the equity kicker was calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $7,500 each for a total discount on debt of $15,000. During 2024, the Company recognized $4,219 in amortization of debt discount on the condensed consolidated statements of operations. The issuance of this loan resulted in an additional 1,875 shares of common stock becoming due and were not issued as of December 31, 2024. As such, it resulted in an increase of $7,500 to the shares payable balance during the year ended December 31, 2024. A total principal balance of $32,500 and unamortized debt discount of $10,781 was outstanding as of December 31, 2024. The Company amortized the remaining debt discount amount of $10,781 to interest expense during the three months ended March 31, 2025.

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

In March of 2025, the Company raised an additional $150,000 from two short-term promissory notes which have a 30% original issue discount that constitutes the interest due on the loan and was added to the principal balance, a payment in equity kicker shares of the Company’s common stock having a combined value equaling 30% of the principal amount and a maturity date of April 10, 2025. The number of the shares subject to the equity kicker was calculated based on the Company’s anticipated price per share at the IPO, which was at $4. The original issue discount and the equity kicker shares had values of $45,000 each for a total discount on debt of $90,000. The issuance of this loan resulted in an additional 11,250 shares of common stock becoming due. As such, it resulted in an increase of $45,000 to the shares payable balance during 2025. The Company repaid the total loan principal of $150,000 and accrued interest of $45,000 in March of 2025. The shares in connection with the share payable amount of $45,000 were issued in April of 2025 and were included in the shares payable balance as of March 31, 2025. The Company amortized the $90,000 debt discount amount to interest expense during the three months ended March 31, 2025.

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

A commitment fee of $1,000,000 was earned by Yorkville upon the closing of the Yorkville Purchase Agreement and is payable in cash with 10% of each purchase price paid by Yorkville of Common Stock being withheld as repayment for the fee. In the event that the Yorkville Purchase Agreement is terminated prior to full repayment of the commitment fee, the unpaid balance of the commitment fee will immediately become payable. The Company has recognized a deferred offering cost and commitment fee payable of $1,000,000 in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 and this balance will be reclassified from a deferred offering cost and recognized as an offering cost as Yorkville purchases the Company’s Common Stock and repayment of the commitment fee is made.

The Resale Registration Statement was declared effective by the SEC on January 16, 2026.

The Yorkville Purchase Agreement was determined to be a freestanding financial instrument which did not meet the criteria to be accounted for as a derivative instrument and meets the criteria under ASC 815-40, “Derivatives and Hedging —Contracts In Entity’s Own Equity” (“ASC 815-40”) to be recognized within equity upon the sale of the Company’s Common Stock in accordance with the terms of the agreement. As of March 31, 2026, the conditions to Yorkville’s obligation to purchase shares of the Company’s Common Stock have not been met and no shares have been sold under the Yorkville Purchase Agreement.

Yorkville Convertible Note

Concurrently with the Yorkville Purchase Agreement, the Company and House of Doge, jointly and severally, authorized the issuance of the Yorkville Convertible Note to Yorkville, in the aggregate original principal amount of up to $11.0 million, pursuant to which Yorkville agreed to advance the aggregate principal amount to the Company in two advances (each an “Advance”). In respect of each Advance, Yorkville will pay a purchase price equal to 90% of the principal amount of such Advance. The first Advance under the Yorkville Convertible Note in the original principal amount of $3,850,000 was issued on December 4, 2025.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

The Yorkville Convertible Note is convertible into shares of the Company’s Common Stock in certain circumstances in accordance with the terms of the Yorkville Convertible Note at a conversion price equal to 95% of the lowest daily VWAP of the Company’s Common Stock during the five consecutive trading days immediately preceding the relevant conversion date, subject to adjustment pursuant to the terms of the Yorkville Convertible Note. The Company received net proceeds of $3,365,000, after the deduction of transaction related expenses, from the closing of the first Advance pursuant to the Yorkville Convertible Note, with the resulting net proceeds being delivered to House of Doge at the direction of the Company and House of Doge. This amount is classified as advances to a related party on the Company’s consolidated balance sheet with ending balance of $1,144,375 and $3,365,000, as of March 31, 2026 and December 31, 2025, respectively. During the three months ending March 31, 2026, the Company received payments totaling $2,220,625 against the outstanding balance of advances.

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

The fair value of the Yorkville Convertible Note as of March 31, 2026 and December 31, 2025 was $1,749,441 and $3,771,845, respectively. During the three months ended March 31, 2026, the Company made payments towards the outstanding principal balance for $2,062,500 and recorded a loss of $40,096 related to the change in fair value of the Yorkville Convertible Note liability. For each valuation, the Company used the probability-weighted expected return model (“PWERM”). Please refer to Note 9.

On March 20, 2026, the Yorkville Convertible Note was amended. The original maturity date was the earlier of April 1, 2026, if the Merger had not occurred as of March 31, 2026, or October 30, 2026. Per the amendment, the maturity date was revised to June 1, 2026 and the remaining funding commitment of $7,150,000 in the Yorkville Convertible Note was terminated.

Under the terms of the original note, the Company and House of Doge were required to make monthly amortization payments beginning February 1, 2026, generally based on the outstanding principal balance, subject to certain adjustments. In the event that the business combination event did not occur as of February 1, 2026, a payment of $687,500 would be required. The required payment due as of February 1, 2026 was made. In the event that the Merger did not occur as of February 28, 2026, the Company would be required to make a payment as a premium in the amount of 5% of the applicable principal amount, which was determined to be $158,125. In March of 2026, this payment was made as a result of the merger not closing as of the required date. Consequently, due to the merger not closing and the premium payment of $158,125 being made, the monthly amortization payment due on March 1, 2026 was no longer required. In accordance with the amendment, the prior monthly amortization payments were revised and the new required payment was $1,375,000 on April 1, 2026. The new required payment for $1,375,000 was made in March of 2026. The remaining outstanding principal amount is due on June 1, 2026.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 — DEBT (cont.)

Lastly, the amendment imposed additional collateral and control requirements related to certain equity securities held by the Company and House of Doge, which includes the 4,000,000 shares of CleanCore Solutions, Inc. owned by the Company, via a Securities Account Control Agreement (“SACA”). As a result, the Company and House of Doge are required to deposit those equity securities into an account that will serve as collateral for the Yorkville Convertible Note and any proceeds that result from the sale of such equity securities will be remitted to Yorkville until the Yorkville Convertible Note is fully paid.

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

The exercise price and number of shares of the Company’s Common Stock issuable upon exercise of the Yorkville Warrant is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s Common Stock and the exercise price. Subject to limited exceptions, Yorkville may not exercise any portion of the Yorkville Warrant to the extent that Yorkville would beneficially own more than 4.99% (or, at the election of the holder prior to the date of issuance, 9.99%) of the outstanding shares of the Company’s Common Stock after exercise. In the event of certain fundamental transactions, the holder of the Yorkville Warrant will have the right to receive the Black Scholes Value (as defined in the Yorkville Warrant) of the Yorkville Warrant calculated pursuant to a formula set forth in the Yorkville Warrant, payable in cash. None of the Yorkville Warrants have been exercised as of March 31, 2026.

The Yorkville Warrant is required to be measured at fair value pursuant to ASC 815, “Derivatives and Hedging” at the date of issuance, December 4, 2025, and at subsequent reporting periods. The fair value of the Yorkville Warrant as of March 31, 2026 and December 31, 2025 was $3,869,638 and $3,987,046, respectively. The Company used a Monte Carlo simulation model to determine the Yorkville Warrant’s fair value at issuance and the end of each period, March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company recorded a loss of $117,408 related to the change in fair value of the Yorkville Warrant. Please refer to Note 9.

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

At the end of March 31, 2026 and December 31, 2025, the Company did not have any contract assets or liabilities arising from contracts with customers. This was due to the fact that all service agreements for tournaments were entered into and completed in the same period.

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

Costs to Obtain or Fulfill a Contract

The revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract. These typically are represented by commission expenses. Prior to the Company’s adoption of the new revenue standard, commission expenses would be recognized in the period incurred. Under the revenue recognition standard, the Company is required to recognize these expenses over the period of benefit associated with these costs. This results in a deferral of certain commission expenses each period. There were no deferred commissions related to contracts that were or were not completed prior to March 31, 2026 and December 31, 2025. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 — SEGMENT REPORTING

The Company and its subsidiaries manage its business activities on a consolidated basis and operate as a single operating segment (the “Gaming” segment). The Company is a vertically integrated social network for college gaming and its mission is to create a community which empowers gamers, streamers, and fans to interact with one another. The Company’s platform, which focuses on building a centralized gaming experience for non-professional college gamers and their fans, achieves this by allowing college students to compete against one another, support their favorite gamers and teams, and win prizes. The accounting policies of the Gaming segment are the same as those described in Note 2 – Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s CODM is our Chief Executive Officer, Lavell Juan Malloy, II. The CODM uses net income (loss), as reported on our condensed consolidated statements of operations, in evaluating performance of the Gaming segment and determining how to allocate resources of the Company as a whole. The CODM does not review assets in evaluating the results of the Gaming segment, and therefore, such information is not presented.

The following table provides the operating financial results of our Gaming segment:

	Three Months Ended March 31,
	2026	2025
Total Revenue	$–	$–
Less: Significant and Other Segment Expenses
Cost of Sales	–	–
Advertising and Marketing	36,617	81,450
Legal and Professional	839,818	138,324
Selling, General and Administrative	652,965	257,159
Software Expense	7,779	64,651
Software Development	62,926	386
Settlement Expense	75,000	–
Stock-Based Compensation	210,944	42,500
Interest Expense and Amortization of Debt Discount	158,125	438,709
Other Income	(1,467)	(1,601)
Interest Income	(108,432)	–
Other Expenses	–	46,406
Foreign Currency (Gain)	(58)	(311)
Net Unrealized Gain on Equity Securities	(324,000)	–
Change in Fair Value of Warrants and Convertible Debt	(77,312)	–
Segment Net Loss	$(1,532,905)	$(1,067,673)

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

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

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

Pre-Funded Warrants

On September 2, 2025, the Company invested $4,000,000 in Pre-Funded Warrants of CleanCore Solutions, Inc. with a purchase price of $1 per warrant. The exercise price of the warrants is $0.0001 per share and each warrant is for one share of Class B Common Stock of CleanCore Solutions, Inc., a publicly traded company. The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities, and is measured at the fair value of the consideration that was transferred, which was $4,000,000 in cash, with changes in fair value recognized in earnings. In November 2025, the Company exercised the pre-funded warrants and received 4,000,000 shares of CleanCore Solutions, Inc Class B Common Stock. As of March 31, 2026 and December 31, 2025, the investment had a carrying value of $1,424,000 and $1,100,000, based on the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange, a Level 1 measurement. A net unrealized gain on equity securities was recognized for $324,000 during the three months ended March 31, 2026. Please refer to Notes 1 and 10.

Yorkville Convertible Note

On December 4, 2025, concurrently with the Yorkville Purchase Agreement, the Company and House of Doge, jointly and severally, authorized the issuance of the Yorkville Convertible Note to Yorkville. The Company has elected to account for this convertible debt instrument with the FVO in accordance with ASC 825, “Financial Instruments”. Please refer to Note 6 for further details on the Yorkville Convertible Note.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 — FAIR VALUE MEASUREMENTS (cont.)

The following table presents changes in the Level 3 measurement of the convertible debt at fair value for the quarter ended March 31, 2026. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Convertible Debt
Balance as of December 31, 2025	$3,771,845
Change in Fair Value	40,096
Payments	(2,062,500)
Balance as of March 31, 2026	$1,749,441

The key inputs for the PWERM for the Yorkville Convertible Note as of March 31, 2026 were as follows:

Convertible Debt: Key Valuation Inputs
Variable Weighted Average Price for Conversion	$0.2682
Expected Stock Price at Conversion	0.2684
Volatility	87.13%
Risk-Free Rate	3.70%
Credit Risk Adjusted Rate	14.30%
Discount Rate	18%
Probability Merger occurs by May 15, 2026	90%
Probability Merger does not occur by May 15, 2026	5%
Probability of Default	5%

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

The following table presents changes in the Level 3 measurement of the warrant liability at fair value for the quarter ended March 31, 2026. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Warrant Liability
Balance as of December 31, 2025	$3,987,046
Change in Fair Value	(117,408)
Balance as of March 31, 2026	$3,869,638

The key inputs for the Monte Carlo simulation for the Yorkville Warrant as of March 31, 2026 were as follows:

Warrant Liability: Key Valuation Inputs*
Valuation Date Stock Price	$0.27
Volatility	87.13%
Risk-Free Rate	3.81%
Time period (years)	2.68

*	The valuation was based on a Monte Carlo simulation analysis of 100,000 iterations.

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

The investment is accounted for as an equity security under ASC 321, Investments – Equity Securities, and is measured at the fair value of the consideration that was transferred, with changes in fair value recognized in earnings. As of March 31, 2026 and December 31, 2025, the investment had a carrying value of $1,424,000 and $1,100,000, based on the quoted market price of CleanCore’s Class B Common Stock on the NYSE American Exchange, a Level 1 measurement. A net unrealized gain on equity securities was recognized for $324,000 during the three months ended March 31, 2026.

NOTE 11 — BUSINESS COMBINATION

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

In exchange for the outstanding shares of the House of Doge’s common stock and outstanding restricted stock units (“RSUs”), Brag House will issue shares of its Common Stock and a new class of preferred stock (that will be convertible into shares of common stock) and RSUs constituting an aggregate of approximately 663,250,176 shares of its common stock, on a fully diluted basis, to House of Doge’s shareholders and RSU holders, provided that any shares of its common stock that House of Doge issues to non-affiliates in arms-length commercial business transactions it negotiates in good faith in the ordinary course of business prior to the effective time of the Merger (the “Effective Time”) will also be exchanged in the Merger and, therefore, cause the number of shares of common stock that Brag House issues in the Merger to proportionately increase. House of Doge will also issue 9,000,000 shares of its common stock to Lavell Juan Malloy, II, Brag House’s CEO, and Daniel Leibovich, Brag House’s COO. Upon consummation of the Merger, House of Doge will become the majority shareholder of Brag House. Following the Merger, Brag House’s Common Stock shall continue to be listed on The Nasdaq and Brag House will be renamed “House of Doge Inc.”

On November 26, 2025, the Company entered into amendment No. 1 to the Merger Agreement. On February 2, 2026 the Company entered into amendment No. 2 to the Merger Agreement and on March 26, 2026 entered into amendment No. 3 to modify certain provisions of the Merger Agreement, including the extension of the termination date of the agreement to May 29, 2026. On May 11, 2026, the Company entered into amendment No. 4 of the Merger Agreement to extend the termination of the agreement to June 30, 2026.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 — BUSINESS COMBINATION (cont.)

As of March 31, 2026, the pre-requisite conditions to close the Merger have not been achieved and the Merger has not been consummated. The Merger is subject to approval by the Company’s shareholders and other customary closing conditions as set forth in the Merger Agreement. The closing date is estimated to occur during June of 2026; however, there is no guarantee that the Merger will take place by this date or at all.

On February 5, 2026, the Company’s registration statement for the Merger was declared effective by the SEC.

On April 7, 2026, the Company held its special meeting of stockholders to vote on the Merger Agreement and related matters. Please refer to Note 12 for more details.

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to March 31, 2026 through the date these condensed consolidated financial statements were included on Form 10-Q and filed with the SEC. Other than the matters described below, there are no additional subsequent events identified that would require disclosure in the condensed consolidated financial statements.

The Merger Agreement and Shareholder Approval

On April 7, 2026, the Company held its special meeting of stockholders to vote on the Merger Agreement and related matters (the “Special Meeting”) and a quorum for the transaction of business was present in person virtually or represented by proxy. The Company’s stockholders voted on various proposals, which are described in more detail in the Registration Statement on Form S-4 filed jointly by the Company and House of Doge (as amended from time to time, the “Registration Statement”) containing a proxy statement/prospectus (such proxy statement/prospectus in definitive form, the “Proxy Statement”), which Registration Statement was declared effective by the Securities and Exchange Commission on February 5, 2026.

Proposal 1 was to approve and adopt the Merger Agreement, pursuant to which the Merger will occur, and to approve the transactions contemplated by the Merger Agreement. On the basis of the submitted votes, each of proposals 1 through 3 and 5 through 7 were approved and the stockholders elected, effective at the effective time of the Merger, the six directors listed in proposal 4 to serve on the Board until the next annual meeting of stockholders, and until their respective successors are duly elected and qualified.

On May 11, 2026, the Company entered into amendment No. 4 to extend the termination of the agreement to June 30, 2026.

Incentive Awards

On April 16, 2026, the Company’s Board of Directors approved the acceleration of the expiration date for certain awards granted in 2025 to expire on April 25, 2026. The acceleration of the expiration of the awards was agreed to by the affected participants via an executed consent form.

Additionally, on April 16, 2026, the Company granted a total of 1,649,933 fully vested shares of RSU’s to its CEO and COO as stock-based compensation valued at a total of $1,004,809.

On April 27, 2026, the Company granted a total of 975,000 fully vested shares of RSU’s as stock-based compensation valued at a total of $699,075.

Conversion of Series B Preferred Stock

On May 4, 2026, a shareholder of Series B Preferred Stock converted 119 shares of Series B Preferred Stock into 126,326 shares of the Company’s Common Stock.

Prepaid Investor Relations Expenses

On April 13, 2026, the Company entered into an amendment to an agreement for existing prepaid investor relations services which had a balance of $35,000 as of March 31, 2026. As a result of the amendment, the consultant agreed to waive required monthly payments of $6,000 from February through April, of which $12,000 are included in accounts payable as of March 31, 2026, and extend the term of the prepaid services through August 31, 2026. Please refer to Note 5.

Investor Relations Consulting Agreement

On April 3, 2026, the Company entered into a consulting agreement for strategic investor relations services for an initial period of six months, subject to automatic renewal of one month unless terminated by either party in accordance with the terms of the agreement. Compensation for these services is $15,000 per month with an additional grant of 750,000 shares of the Company’s Common Stock upon the consummation of the Merger and successful rendering of the services.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — SUBSEQUENT EVENTS (cont.)

Securities Purchase Agreement

On May 4, 2026, the Company, entered into a Purchase Agreement (the “Senior Purchase Agreement”) with certain institutional investors (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, Senior Secured Convertible Notes, each dated May 4, 2026 (collectively, the “Senior Notes”), in an aggregate original principal amount of $2,500,000 (the “Senior Offering”). The aggregate subscription amount funded by the Purchasers was $1,875,000, reflecting a 25% original issue discount. The Senior Notes were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

In connection with the Senior Offering, the Company issued to the Purchasers an aggregate of 3,000,000 shares of the Company’s Common Stock, par value $0.0001 per share as a commitment fee (the “Commitment Shares”), allocated pro rata based on each Purchaser’s subscription amount relative to the aggregate subscription amounts of all Purchasers. Each Purchaser received 1,000,000 Commitment Shares.

The Senior Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Purchasers. The Company agreed not to undertake a reverse or forward stock split or reclassification of Common Stock without the prior written consent of the holders of at least a majority of the aggregate principal amount of the Senior Notes issued for a period of one year following the Effective Date.

The net proceeds from the Senior Offering will be used for general working capital of House of Doge, Inc. (“House of Doge”).

Convertible Secured Notes

On May 4, 2026, pursuant to the Senior Purchase Agreement, the Company issued the Senior Notes to the Purchasers in an aggregate original principal amount of $2,500,000, with each Purchaser receiving a Senior Note in the original principal amount of $833,333 (subscription amount of $625,000 each).

The material terms of the Senior Notes are as follows:

Maturity Date. The Senior Notes mature on February 1, 2027.

Interest Rate. The Senior Notes bear interest at a rate of 12.0% per annum, computed on the basis of a 360-day year and twelve 30-day months. The Company may elect to pay interest in cash quarterly in arrears or to compound interest quarterly and add it to the outstanding principal balance. Upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), the interest rate increases to 17.5% per annum.

Original Issue Discount. Each Senior Note was issued at an original issue discount of 25% (i.e., the issue price of each Senior Note is 75% of its original principal amount).

Conversion. The Senior Notes are convertible at the option of the holder at any time after the issuance date into shares of Common Stock, at a conversion price of $0.7101 per share, subject to adjustment.

Beneficial Ownership Limitation. Each Senior Note contains a beneficial ownership limitation providing that the holder may not convert the Senior Note to the extent that such conversion would cause the holder, together with its Attribution Parties (as defined in the Senior Notes), to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such issuance.

Nasdaq Exchange Cap. Prior to the receipt of stockholder approval in accordance with Nasdaq Listing Rule 5635, the Company shall not issue shares of Common Stock upon conversion of the Senior Notes to the extent that the aggregate number of shares issued or issuable to a holder would exceed such holder’s pro rata portion of 19.99% of the total number of shares of Common Stock outstanding as of the date of the Senior Purchase Agreement.

Prepayment. The Company may prepay all or any portion of the outstanding principal at any time prior to the Maturity Date without penalty, premium, additional interest, or fees, subject to providing the holder with at least ten (10) Business Days’ prior written notice, during which period the holder may elect to convert.

BRAG HOUSE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12 — SUBSEQUENT EVENTS (cont.)

Cash Redemption. Beginning on the date that is six (6) months after the Closing Date, the holder may demand repayment in cash of all or any portion of the outstanding principal plus all accrued and unpaid interest thereon by delivering a written notice to the Company, and the Company shall pay such amount within five (5) Business Days.

Security. Pursuant to the Transaction Documents, the Company is obligated to deliver a pledge agreement granting to the collateral agent for the benefit of the holders a second priority perfected security interest in substantially all of the assets of the Company and its subsidiaries. The pledge agreement is a post-closing deliverable, the delivery of which is subject to YA II PN LTD.’s (“Yorkville”) consent. Such security interest will be contractually subordinate to the existing indebtedness owed to Yorkville and shall automatically become a first priority security interest upon the full repayment of all obligations owed to Yorkville.

Guaranty. Pursuant to the Senior Notes, each existing subsidiary of the Company is required to execute and deliver a global guaranty agreement guaranteeing the full, prompt and unconditional payment and performance of all obligations of the Company under the transaction documents. The global guaranty agreement is a post-closing deliverable, the delivery of which is subject to Yorkville’s consent.

Lock-Up Agreements. In connection with the Senior Offering, certain individuals who will serve as officers and directors of the Company following the closing of the merger with House of Doge, will be required to enter into Lock-Up Agreements (the “Lock-Up Agreements”) restricting the offer, sale, or other disposition of shares of Common Stock and related securities during a restriction period ending on the date that is ninety (90) calendar days after the earlier of (x) such time as one or more registration statements covering the resale of all Registrable Instruments (as defined in the Registration Rights Agreement) has been effective and available for resale or (y) such time as all Registrable Instruments may be sold without restriction or limitation pursuant to Rule 144. The Lock-Up Agreements have not yet been executed and delivered and are a post-closing deliverable.

Ranking. All payments due under the Senior Notes rank pari passu with all other Senior Notes and are senior to all other indebtedness of the Company and its subsidiaries, other than existing indebtedness owed to Yorkville.

Events of Default. The Senior Notes contain customary events of default, including, among others, failure to pay principal or interest when due, breach of covenants, cross-defaults, bankruptcy events, and failure to maintain trading market listing.

Registration Rights Agreement

In connection with the Senior Offering, on May 4, 2026, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement (the “Registration Statement”) with the Commission covering the resale of all Registrable Instruments, which include shares of Common Stock issuable upon conversion of the Senior Notes and the Commitment Shares.

The Company agreed to file the initial Registration Statement on or prior to the earlier of (a) five (5) trading days following the completion of the audit of the financial statements of House of Doge through December 31, 2025 and (b) June 30, 2026. The Company shall use its best efforts to complete the audit of House of Doge’s financials on or before June 15, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited financial statements and the notes presented herein included in this Form 10-Q and the audited financial statements and the other information set forth in the 2025 Form 10-K. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein, and those identified under Part I, Item 1A of our 2025 Form 10-K. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

We believe that we are creating a new sports entertainment medium for Gen Z to engage through gaming by merging gameplay with school spirit in Brag House and student-led activations and tournaments tied to college rivalries with Brag House features and capabilities such as our Bragging Functionality, Loyalty Tokens reward system, and brand-sponsored content and prizes. The growth of our platform since our inception is encouraging, and we believe we are strongly positioned to capitalize on a large portion of the available gaming market. We experienced strong community growth since we launched through May 1, 2026, reaching nearly 1,400,000 video views of our Brag House Content on video platforms including X (formerly known as Twitter), TikTok, Meta, Twitch and YouTube. From inception through May 1, 2026, the Company’s video views increased by 131% year-over-year. We have also generated nearly 9.0 million impressions and video views since inception through May 1, 2026. From 2020 through 2025, the Company’s impressions increased by 46% year-over-year. The Company expects that its video views and impressions will continue to grow in 2026, potentially at a rate comparable to or exceeding prior years; however, actual results could differ materially from these expectations. Additionally, since 2022, Brag House spectators who viewed live streams remained on the platform for 19 minutes per live stream across over 300,000 live views, which represents nearly a 1.75X increase compared to the industry benchmark of 11 minutes. We believe that our digital properties, including our website, provide an authentic and differentiated channel for advertisers to access the Gen Z demographic at scale. We believe that this differentiation stems from our platform’s design as a media-tech engine built for active engagement, not just passive consumption. Furthermore, we believe that live, in-person activations are a critical source of connection that augments our core digital experience. These live events, such as on-campus tournaments and activations tied to major college rivalries, allow us to bring our digital community together physically. We believe that this “digital-plus-physical” dynamic, coupled with our personalized experiential framework, offers an authentic and differentiated channel for advertisers, making the otherwise elusive Gen Z and Millennial demographic accessible at scale through multiple touchpoints.

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

We effected a 1 for 5.1287 consolidation of our issued and outstanding Common Stock and Preferred Stock on June 14, 2024, (the “Original Reverse Split”). On October 11, 2024, we canceled the Original Reverse Split and filed an amendment to our certificate of incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1 for 2.43615 consolidation of our issued and outstanding Common Stock and Preferred Stock (the “Reverse Split”). Any future redemption of stock options or warrants for options or warrants that were granted prior to October 11, 2024 will also reflect the Reverse Split. The Company began the process to pay for the Fractional Shares, which total $85.81, to its shareholders that were affected by the Reverse Split. This Quarterly Report gives effect to the cancellation of the Original Reverse Split and the effectiveness of the Reverse Split. Except where otherwise indicated, all share and per share data in this Quarterly Report have been retroactively restated to reflect the Reverse Split.

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

Recent Developments

Resignation of Chief Financial Officer and Appointment of Acting Chief Financial Officer

Effective February 5, 2026, Chetan Jindal resigned from his position as Chief Financial Officer of the Company. The Company agreed to payments totaling $75,000 in accordance with the separation agreement. In connection with Mr. Jindal’s resignation, the Company entered into a Settlement and Release Agreement, dated March 13, 2026, with Mr. Jindal (the “Settlement Agreement”), a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Under the Settlement Agreement, the parties exchanged mutual releases of all claims arising out of or relating to Mr. Jindal’s employment and the termination thereof, and the Company agreed to pay Mr. Jindal $75,000 in total consideration, payable in installments over a 90-day period following the effective date of the agreement, subject to acceleration upon receipt by the Company of certain financing proceeds. As of March 31, 2026, the Company made payments totaling $12,500 towards the balance of $75,000 and $62,500 remained outstanding.

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

As of the date of this Quarterly Report, the deficiency has not been cured.

The Merger Agreement and Shareholder Approval

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

On November 26, 2025, the Company entered into amendment No. 1 to the Merger Agreement. On February 2, 2026, the Company entered into amendment No. 2 to the Merger Agreement and on March 26, 2026, the Company entered into amendment No. 3 to modify certain provisions of the Merger Agreement, including the extension of the termination date of the agreement to May 29, 2026. On May 11, 2026, the Company entered into amendment No. 4 to extend the termination of the agreement to June 30, 2026.

As of the date of this Quarterly Report, the Merger had not yet closed. The Company expects the Merger to be finalized by June 30, 2026, pending satisfaction of all closing conditions.

On April 7, 2026, the Company held its special meeting of stockholders to vote on the Merger Agreement and related matters and a quorum for the transaction of business was present in person virtually or represented by proxy. The Company’s stockholders voted on various proposals, which are described in more detail in the Registration Statement on Form S-4 filed jointly by the Company and House of Doge (as amended from time to time, the “Registration Statement”) containing a proxy statement/prospectus, which Registration Statement was declared effective by the Securities and Exchange Commission on February 5, 2026.

Proposal 1 was to approve and adopt the Merger Agreement, pursuant to which the Merger will occur, and to approve the transactions contemplated by the Merger Agreement. On the basis of the submitted votes, each of proposals 1 through 3 and 5 through 7 were approved and the stockholders elected, effective at the effective time of the Merger, the six directors listed in proposal 4 to serve on the Board until the next annual meeting of stockholders, and until their respective successors are duly elected and qualified.

Incentive Awards

On April 16, 2026, the Company’s Board of Directors approved the acceleration of the expiration date for certain awards granted in 2025 to expire on April 25, 2026. The acceleration of the expiration of the awards was agreed to by the affected participants via an executed consent form.

Additionally, on April 16, 2026, the Company granted a total of 1,649,933 fully vested shares of RSU’s to its CEO and COO as stock-based compensation valued at a total of $1,004,809.

On April 27, 2026, the Company granted a total of 975,000 fully vested shares of RSU’s as stock-based compensation valued at a total of $699,075.

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

Results of Operations

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Revenue

Revenue for the three months ended March 31, 2026 and 2025 was $0. The lack of revenue was mainly attributable to no revenue-generating tournament activity or live streaming services in the three months ended March 31, 2026 and 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were $1,886,049 and $584,470, respectively, and in the three months ended March 31, 2026, consisted mainly of selling, general and administrative expenses of $652,965, legal and professional fees of $839,818, stock-based compensation of $210,944, advertising and marketing costs of $36,617, software expenses of $7,779, software development expenses of $62,926 and settlement expenses of $75,000. In the three months ended March 31, 2025, the Company’s operating expenses consisted mainly of selling, general and administrative expenses of $257,159, legal and professional fees of $138,324, stock-based compensation of $42,500, advertising and marketing costs of $81,450, software expenses of $64,651 and software development expenses of $386. This represents an increase of $395,806 in selling, general and administrative expenses, an increase of $701,494 in legal and professional fees, an increase of $168,444 in stock-based compensation, a decrease of $44,833 in advertising and marketing costs, a decrease of $56,872 in software expenses, an increase of $62,540 in software development expenses and an increase in settlement expenses of $75,000. The increase in operating expenses during the three months ended March 31, 2026 was mainly attributed to increased spending in operations due to reporting obligations, investor relations spending and transaction costs related to the Merger.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2026 and 2025 were net other expenses of $2,856 and $483,203, respectively. In the three months ended March 31, 2026, the Company’s other income and expense consisted mainly of interest expense and amortization of debt discount of $158,125, interest income of $108,432, net unrealized gain on equity securities of $324,000 and a change in fair value of warrants and convertible debt representing a gain of $77,312. In the three months ended March 31, 2025, the Company’s other income and expense consisted mainly of interest expense and amortization of debt discount of $438,709 and other expenses of $46,406. This represents a decrease of $280,584 in interest expense and amortization of debt discount, an increase of $108,432 in interest income, a decrease of $46,406 in other expenses, an increase of $324,000 in net unrealized gain on equity securities, and an increase of $77,312 in net gains on the changes in fair value of warrants and convertible debt.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025 the Company had $138,130 and $222,572 in cash and cash equivalents, respectively, and a working capital surplus of $3,558,539 and surplus of $5,321,908, respectively. The Company’s liquidity needs up to March 31, 2026 were satisfied through proceeds from the sale of equity in the Company’s IPO, convertible debt, notes payable, bridge loans, PIPE Offering in which it sold shares of Series B Preferred Stock and issued warrants, and the Yorkville Convertible Note.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2026 and December 31, 2025, the Company had an accumulated deficit of $32,071,116 and $30,538,211, respectively. For the three months ended March 31, 2026 and 2025 the Company had a net loss of $1,532,905 and $1,067,673, respectively, and negative cash flows from operations of $842,434 and $1,767,013, respectively. The Company’s operating activities consume the majority of its cash resources. The Company will continue to build out its software technology to resume revenue producing activities to achieve profitability in the future, but it anticipates that it will continue to incur operating losses as it executes its development plans through 2026, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded and plans to continue funding these losses primarily through the sale of equity and loans. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Brag House secured a strategic partnership for tournament and promotional events in 2025 with Learfield Communications, LLC, formerly Learfield IMG College, a billion dollar media company that holds the media rights to hundreds of colleges in the United States, including collegiate properties as the NCAA and its 89 championships and NCAA Football. While the agreement does not guarantee revenue, nor obligate Learfield or its affiliates to provide data access or support beyond the sales representation scope, we believe that it does position Brag House to leverage Learfield’s college network to generate sponsorship revenue, ensuring brand engagement opportunities, and gives Brag House access to extensive datasets from diverse college campuses as we evolve into a scalable data insight revenue model, where we aim to enable brands to gain data insights to create enhanced, personalized and effective marketing campaigns. Therefore, we believe that this partnership will contribute directly to Brag House’s revenue model through marketing and advertising earning such as sponsorships, while validating Brag House’s marketing and data strategy for reaching college-aged Gen Z gamers. Through this, the Company plans to scale across Learfield’s properties, expanding brand partnerships in the gaming spaces.

Management believes that its strategic partnership with Learfield is a strong indicator of growth in the coming years for tournament revenue. While the Company believes in its viability to raise additional funds, however, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan. The Company has earned minimal revenue from its inception through the three months ended March 31, 2026.

As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the issuance of the accompanying consolidated financial statements. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations or cease operations completely.

	March 31, 2026	March 31, 2025
Cash Flows Used In Operating Activities	$(842,434)	$(1,767,013)
Cash Flows Provided By Investing Activities	2,820,492	-
Cash Flows (Used In) Provided By Financing Activities	(2,062,500)	5,195,802
Net Increase (Decrease) in Cash and Cash Equivalents	$(84,442)	$3,428,789

Cash Flows Used In Operating Activities

For the three months ended March 31, 2026, we used $842,434 of cash in our operating activities, which was mainly attributable to increases in prepaid expenses and the payment of expenses related to the pending Merger. For the three months ended March 31, 2025, we used $1,767,013 of cash in our operating activities, which was mainly attributable to the payment of accounts payable, accrued payroll, accrued liabilities, and deferred offering costs.

Cash Flows Provided By Investment Activities

For the three months ended March 31, 2026, we received payments on the Company’s note receivable and advances due from a related party totaling $2,820,492.

Cash Flows (Used In) Provided By Financing Activities

For the three months ended March 31, 2026, we reduced our cash position by making payments towards the outstanding balance owed on the convertible debt due to Yorkville totaling $2,062,500. For the three months ended March 31, 2025, we received $6,991,650 from the issuance of notes payable, original issue discount convertible loans, and the sale of Common Stock. We reduced our cash position by repaying notes payable and original issue discount convertible loans, net of debt discounts and debt issuance costs for $501,126. Also, we reduced our cash position with the payment of offering costs in connection with the sale of Common Stock totaling $1,294,722.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Exchange Act.

Contractual Obligations and Commitments

We did not have any contractual obligations or commitments which would have an impact on our financial statements for the three months ending March 31, 2026 and 2025.

Internal Control Over Financial Reporting

Prior to our IPO, we had been a private company with limited accounting and financial reporting personnel and other resources to address our internal control and procedures. In connection with the review of our consolidated financial statements as of March 31, 2026, we have identified control deficiencies in our financial reporting process that constitute material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have material weaknesses related to the review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating, legal and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company or board approval of certain stock-based compensation awarded. Additionally, we have a material weakness over the reconciliation and approval of general ledger accounts, and the review and approval of related journal entries. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

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

On May 12, 2025, we amended the agreements to remove the minimum-value provision in exchange for $250,000 in cash payments, resulting in settlement of a $116,669 liability and recognition of $133,331 in other expenses. For the year ended December 31, 2025, we recognized $588,260 of expense and $0 of capitalized implementation costs related to these agreements.

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

Stock Options and Warrants

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company issued stock options and warrants in connection with our initial public offering, the PIPE Offering, and as compensation of Director, employee and Executives of the Company. The Company measures the fair value of warrants and stock options granted to employees, directors, and non-employees using option pricing models, including the Black-Scholes and Binomial Lattice models. The determination of the fair value of these instruments requires management to make certain estimates and assumptions that have a material impact on the amount of stock-based compensation expense recognized.

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

The Company uses the “simplified method” to estimate the expected term for stock options that have exercise prices issued at-the-money, consistent with SEC Staff Accounting Bulletin Topic 14. For stock options with exercise prices that are out-of-the-money, the Company uses a Binomial Lattice model, which incorporates assumptions about future exercise behavior and potential changes in stock price over the life of the award. As an alternate option, the Company used the exercise patterns of comparable companies to determine and establish a reasonable estimate for the expected term for stock options.

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

Going Concern and Management’s Liquidity Plans

The independent auditors’ report accompanying our December 31, 2025 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. As of March 31, 2026, we have incurred recurring losses from operations and have not generated net income since our inception. We have funded our operations primarily through debt and equity financings, including the proceeds received in connection with our IPO on March 6, 2025, via the PIPE Offering, exercises of the PIPE warrants and the Yorkville Convertible Note. While these capital raises have provided us with the resources necessary to begin executing our business plan, we anticipate that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future.

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

Although we believe that our current cash and cash equivalents, including the funds raised in our initial public offering and PIPE Offering, will be sufficient to fund our operations through at least the next twelve months, our operating plan anticipates continued investment in product development, infrastructure, and customer acquisition to realize sufficient revenue to cover operating expenses. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the Form 10-Q is filed.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses related to the review and approval of cash disbursements, officer expense reimbursements, and related journal entries for operating, legal and payroll-related expenses incurred, including the failure to maintain readily accessible executed versions of significant agreements entered into by the Company or board approval of certain stock-based compensation awarded.. Additionally, we have a material weakness over the reconciliation and approval of general ledger accounts, and the review and approval of related journal entries. Due to the lack of formal documentation maintained around the review and approval of these types of transactions, it was determined that we did not adhere to established controls around our cash disbursement process, nor the review and approval of related journal entries recorded. Additionally, we have a material weakness related to the lack of controls over our income tax related accounts and disclosures. In the absence of such formal documentation related to our management’s review and approval of such processes, potential material misstatements may go undetected. Additionally, the Company has a material weakness related to its ability to record and disclose complex transactions with debt and/or equity features. Lastly, the Company has a material weakness related to the lack of cybersecurity policies and procedures in place. In the absence of cybersecurity controls, Company operations may be negatively impacted, as all Company activities take place online.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2026 due to the material weaknesses in the design or operation of internal controls which could adversely affect our ability to record, process, summarize, and report financial data, which includes:

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

During the three months ended March 31, 2026, the Company has continued to take measures to address the material weaknesses that have been identified but believe that, as of March 31, 2026, such material weaknesses in our internal control over financial reporting have not been remediated. These actions included the hiring of a full-time chief financial officer   and the contracting of outside public accounting firm, CohnReznick LLP, with extensive public-company reporting and technical accounting experience to provide additional financial reporting oversight and review, expanding our existing accounting and financial reporting personnel, as well as establishing effective monitoring and oversight controls.

This Quarterly Report on Form 10-Q does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this Quarterly Report, the deficiency has not been cured.

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

Item 5. Other Information.

Director and Officer 10b5-1 Trading Plans (“Rule 10b5-1 Plans”)

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described below:

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

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
2.1	Amendment No. 3 to Merger Agreement by and among Brag House Holdings, Inc., Brag House Merger Sub, Inc. and House of Doge Inc., dated as of March 26, 2026.	8-K	2.1	04/01/2026
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Bylaws of Brag House Holdings, Inc.	S-1	3.4	06/18/2024
3.7	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
3.8	Certificate of Designation of Series B Preferred Stock	8-K	3.1	07/30/2025
10.1	Settlement and Release Agreement				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRAG HOUSE HOLDINGS, INC.

	By:	/s/ Lavell Juan Malloy, II
	Name:	Lavell Juan Malloy, II
	Title:	Chief Executive Officer
Dated: May 15, 2026		(Principal Executive Officer)

	By:	/s/ Rene Rodriguez
	Name:	Rene Rodriguez
	Title:	Acting Chief Financial Officer
Dated: May 15, 2026		(Principal Financial and Accounting Officer)