Form 10-Q
period 2026-06-30
House of Doge Inc.
filed 2026-08-14
CIK 1903595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42525

HOUSE OF DOGE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-4032622
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

261 NE 61st Street Miami, FL	33137
Address of Principal Executive Offices	Zip Code

(214) 216-8608

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	HODO	The Nasdaq Stock Market LLC

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

The registrant had 84,902,985 shares of its Common Stock, par value $0.0001, no shares of its Series B Convertible Preferred Stock, par value $0.0001, and 2.051825 shares of its Series C Convertible Preferred Stock, par value $0.0001, issued and outstanding as of August 13, 2026.

HOUSE OF DOGE INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In particular, statements contained in this Quarterly Report on Form 10-Q, including but not limited to, statements regarding the sufficiency of our cash, our ability to finance our operations and business initiatives and obtain funding for such activities; our future results of operations and financial position, business strategy and plan prospects, or costs and objectives of management for future acquisitions, are forward looking statements. These forward-looking statements relate to our future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “seeks,” “goals,” “estimates,” “predicts,” “potential” and “continue” or similar words. Readers are cautioned that these forward-looking statements are based on our current beliefs, expectations and assumptions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under Part II, Item lA. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed, projected or implied in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, the terms “House of Doge”, “HOD”, “Brag House,” “we,” “us,” “our,” “our company,” “Company” and “our business” refer to House of Doge Inc. and its wholly owned subsidiaries, House of Doge (U.S.) Inc., Dogecoin Ventures, Inc., The Official Dogecoin Treasury and Reserve Inc., House of Doge Canada Inc., Brag House Inc. and Brag House Ltd.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

House of Doge Inc.
Interim Condensed Consolidated Statements of Financial Position
(Unaudited, in United States dollars, except for per share data)

	June 30, 2026	March 31, 2026
ASSETS
Current assets
Cash	$662,499	$2,836,291
Accounts receivable, net	64,657	129,268
Prepaid expenses and other current assets	1,134,257	2,062,400
Short-term investments - related party	1,656,943	1,657,714
Short-term investments	-	370,296
Total current assets	3,518,356	7,055,969

Non-current assets
Property and equipment, net	38,779	34,994
Intangible assets, net	5,743,674	6,144,395
Long-term investments - related party	265,679	235,024
Long-term investments	22,891,465	8,327,304
Total assets	$32,457,953	$21,797,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,911,809	$2,555,558
Current portion of license contract liability	2,400,000	2,400,000
Warrant derivative liability	2,837,274	-
Related party debt	629,802	55,456
Short-term debt	5,093,125	9,324,031
Total current liabilities	19,872,010	14,335,045

Long-term liabilities
License contract liability	3,997,911	4,315,438
Total liabilities	23,869,921	18,650,483

Stockholders’ equity
Common stock subscribed but unissued	1,234	-
Common stock	7,590	7,425
Additional paid-in capital	47,717,442	46,293,868
Accumulated other comprehensive income	237,948	197,766
Retained earnings (accumulated deficit)	(39,376,182)	(43,351,856)
Total stockholders’ equity	8,588,032	3,147,203

Total liabilities and stockholders’ equity	$32,457,953	$21,797,686

The accompanying notes are an integral part of the Unaudited Interim Condensed Consolidated Financial Statements

House of Doge Inc.
Interim Condensed Consolidated Statement of Loss and Comprehensive Loss
(Unaudited, in United States dollars, except for per share data)

	For the three month period ending
	June 30, 2026	June 30, 2025
Revenue	$38,399	$-

Operating (income) expenses

Professional and legal	117,493	65,903
Advertising and marketing	165,347	2,121,437
General and administrative	3,757,418	8,838,797
Depreciation of property and equipment	3,557	-
Amortization of intangible assets	400,721	400,721
Change in fair value of digital assets	-	162,482
Change in fair value of equity guarantee liability	-	255,797
Change in fair value of investments	(9,815,357)	-
Loss on disposal of assets	3,689	-
Impairment of assets	1,029,064	-
Total operating (income) expenses	(4,338,068)	11,845,137

Operating (income) loss	(4,376,467)	11,845,137

Other expense (income)
Finance expense	396,100	280,711
Foreign exchange loss	4,693	6,106
Total other expense	$400,793	$286,817

Net income (loss) for the period	$3,975,674	$(12,131,954)
Gain on change in fair value of investment	29,885	-
Foreign currency translation adjustment	10,297	-
Net comprehensive income (loss) for the period	$4,015,856	$(12,131,954)

Weighted average number of shares of common stock outstanding, basic	73,997,235	50,428,522
Net income (loss) per share, basic	$0.05	$(0.24)
Weighted average number of shares of common stock outstanding, diluted	79,627,374	50,428,522
Net income (loss) per share, diluted	$0.05	$(0.24)

The accompanying notes are an integral part of the Unaudited Interim Condensed Consolidated Financial Statements

House of Doge Inc.
Interim Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited, in United States dollars, except for per share data)

	Common stock		Series C preferred stock		Additional paid-in	Common stock subscribed but	Retained earnings (accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	unissued	deficit)	income	equity
For the Three Months Ended June 30, 2026
Balance, March 31, 2026, as retrospectively recast	74,250,000	$7,425	-	$-	$46,293,868	$-	$(43,351,856)	$197,766	$3,147,203
Reclassification of common shares into Series C at merger	(10,248,274)	(1,025)	2	-	1,025	-	-	-	-
Settlement of vested restricted stock units at merger	6,361,978	636	-	-	(636)	-	-	-	-
Reverse recapitalization with legacy shares and net assets	5,539,281	554	-	-	(234,581)	-	-	-	(234,027)
Share-based compensation	-	-	-	-	1,657,766	-	-	-	1,657,766
Issuance of common stock subscribed in advance	-	-	-	-	-	1,234	-	-	1,234
Income for the period	-	-	-	-	-	-	3,975,674	-	3,975,674
Other comprehensive income	-	-	-	-	-	-	-	40,182	40,182
Balance, June 30, 2026	75,902,985	7,590	2	-	47,717,442	1,234	(39,376,182)	237,948	8,588,032

	Common stock		Series C preferred stock		Additional paid-in	Common stock subscribed but	Retained earnings (accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	unissued	deficit)	income	equity
For the Three Months Ended June 30, 2025
Balance, March 31, 2025, as retrospectively recast	60,763,005	$6,076	-	$-	$533,925	$11,861,742	$(4,021,752)	$-	$8,379,991
Issuance of common stock for proceeds	4,521,294	452	-	-	12,449,548	-	-	-	12,450,000
Issuance of common stock for services	1,652,263	165	-	-	1,455,835	-	-	-	1,456,000
Issuance of common stock for licensing agreement	359,791	36	-	-	1,055,127	-	-	-	1,055,163
Issuance of common stock subscribed in advance	10,329,370	1,033	-	-	11,860,709	(11,861,742)	-	-	-
Share-based compensation	-	-	-	-	5,217,014	-	-	-	5,217,014
Loss for the period	-	-	-		-	-	(12,131,954)	-	(12,131,954)
Balance, June 30, 2025, as retrospectively recast	77,625,723	$7,762	-	-	32,572,158	-	(16,153,706)	-	16,426,214

The accompanying notes are an integral part of the Unaudited Interim Condensed Consolidated Financial Statements

House of Doge Inc.
Interim Condensed Consolidated Statement of Cash Flows
(Unaudited, in United States dollars, except for per share data)

	For the three month period ending
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Income (loss) for the period	$3,975,674	$(12,131,954)
Adjustments for:
Depreciation of property and equipment	3,557	-
Amortization of intangibles	400,721	400,721
Share-based compensation	1,657,766	5,217,014
Common stock issued for services	-	1,456,000
Finance expense	397,856	307,644
Change in fair value of digital assets	-	162,482
Change in fair value of equity guarantee liability	-	255,797
Change in fair value of investments	(9,815,357)	-
Impairment of assets	1,029,064	-
Loss on disposal of assets	3,689	-

Change in non-cash working capital items:
Accounts receivable, net	64,611	-
Prepaid expenses and other current assets	81,967	282,112
Accounts payable and accrued liabilities	619,572	40,360
Net cash used in operating activities	(1,580,880)	(4,009,824)

Cash flows from investing activities
Purchase of property and equipment	(7,341)	-
Purchase of investments - related party	-	(1,213,685)
Purchase of investments	(2,512,532)	(1,200,001)
Proceeds from sale of investments	366,607	-
Payment of license liability	(600,000)	(600,000)
Purchase of digital assets	-	(1,900,000)
Net cash used in investing activities	(2,753,266)	(4,913,686)

Cash flows from financing activities
Proceeds from issuance of common stock	-	12,450,000
Proceeds from reverse recapitalization	46,019	-
Proceeds from short-term debt	2,895,038	-
Proceeds from related party debt	569,000	-
Repayment of short-term debts	(1,360,000)	-
Net cash provided by financing activities	2,150,057	12,450,000

Effect of foreign exchange translation on cash	10,297	-

Net increase (decrease) in cash and cash equivalents	(2,173,792)	3,526,490
Cash and cash equivalents, beginning of period	2,836,291	4,412,892
Cash and cash equivalents, end of period	$662,499	$7,939,382

Supplemental cash flow information
Cash paid for interest	$110,806	$-
Non-cash transactions:
Supplemental non-cash effect of reverse recapitalization
Equity issued for reverse recapitalization	278,812	-
Deferred cost applied against reverse recapitalization	900,834	-
Recognition of par value after reverse recapitalization	389
Stock issued for advance subscriptions	-	11,861,742
Stock issued for services	-	1,456,000
Stock issued for licensing agreement	-	1,055,163
Digital assets paid for investments	-	486,314

The accompanying notes are an integral part of the Unaudited Interim Condensed Consolidated Financial Statements

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

1. Organization and Business overview

On June 30, 2026 (the “Effective Date”), House of Doge Inc. (formerly Brag House Holdings, Inc.) (the “Company”) completed its previously announced merger pursuant to the Merger Agreement, dated as of October 12, 2025, as amended, by and among the Company, Brag House Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and House of Doge Inc. (the “Merger Agreement”). Pursuant to the Merger Agreement, House of Doge Inc. had merged with and into Merger Sub, with House of Doge Inc. (now renamed House of Doge (U.S.) Inc. (“HOD US”) surviving as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the board of directors of the Company (the “Board”) was increased from five directors to six directors and each of Lavell Juan Malloy II, Daniel Leibovich, DeLu Jackson, Scott Woller, and Kevin Foster resigned as directors of the Company, and Michael Galloro, Sarosh Mistry, Timothy Stebbing, Doug Wall, Stephen Ilott and Duncan Moir were appointed as directors. Also pursuant to the Merger Agreement, Mr. Malloy resigned as the Company’s Chief Executive Officer, Mr. Leibovich resigned as the Company’s Chief Operating Officer, Rene Rodriguez resigned as the Company’s Acting Chief Financial Officer, Marco Margiotta was appointed the Company’s Chief Executive Officer and Charles Park was appointed the Company’s Chief Financial Officer.

In conjunction with the closing of the Merger, the Company transferred all of the Company’s pre-Merger business and operations to the Company’s wholly-owned subsidiary, Brag House, Inc. (“Brag House”), such that immediately following the closing of the Merger, the Company became a holding company.

House of Doge Business Overview

Through a strategic Trademark License agreement that was previously entered into by HOD US and the Dogecoin Foundation on January 31, 2025, as amended and restated on May 7, 2025, and as further amended on June 25, 2025 (the “Dogecoin Foundation Agreement”), the Company has become the official corporate arm of the Dogecoin Foundation, serving as its exclusive commercialization partner.

The Company is committed to advancing Dogecoin ($DOGE) as a widely accepted and decentralized global digital currency through infrastructure investments needed to integrate Dogecoin into everyday commerce and through cultural partnerships. House of Doge is currently building secure, scalable, and efficient systems for real-world use that includes digital payments and financial products, as well as real-world asset tokenization. The Company currently has approximately 29 employees and staff (inclusive of Brag House personnel), located primarily in North America, Australia and New Zealand.

Since it commenced operations in January 2025, the Company, through its wholly-owned subsidiary Dogecoin Ventures, Inc. was previously engaged as an asset manager along with 21 Shares for The Official Dogecoin Treasury, held as a treasury reserve asset by CleanCore Solutions, Inc. (NYSE: ZONE). Also, in partnership with 21 Shares, HOD has supported the launch of 21 Shares’ Dogecoin exchange traded product that is currently listed on the SIX Swiss Exchange, as well as the 21Shares Dogecoin ETF (Nasdaq: TDOG) in the United States that was launched in January 2026. HOD continues to earn support service fees from its partnership with 21 Shares on the exchange traded products.

The Dogecoin Foundation Agreement grants the Company with an exclusive, royalty-bearing license to use certain trademarks, including the DOGECOIN mark, for the manufacture, sale, and distribution of licensed goods and services worldwide. The Company is required to pay a 5% royalty on all net sales generated through the sale of the licensed products. The Agreement also stipulates a minimum aggregate royalty payment of $200,000 per month for the first five years, payable monthly in advance. The Company also previously issued pursuant to the terms of the Dogecoin Foundation Agreement, 34,298,731 shares of common stock of Legacy House of Doge, which as of the Effective Date was exchangeable into 7,718,866 Common Stock of the Company.

HOD has also made strategic equity investments and sponsorship deals in each of HC Sierre Hockey Club, a professional ice hockey team competing in the Swiss League, U.S. Triestina Calcio 1918 S.r.l, a professional football (soccer) club competing in the Series D Italian football league, and most recently in the newly formed Milano Hockey Club, a professional hockey club that will compete in the ICE Hockey League in Europe. Each of these investments advances HOD’s long-term real-world asset expansion strategy, as well as bringing digital and cryptocurrency innovations, new models of fan ownership, and community-aligned infrastructure into professional sports.

The headquarters and principal registered address of the Company is located at 261 NE 61st Street, Miami, Florida, 33137, USA.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The following significant accounting policies have been applied consistently to the unaudited interim condensed consolidated financial statements for the three months ended June 30, 2026 and 2025, except where a transaction or balance arose only during the current period. These interim accounting policies should be read in conjunction with the audited consolidated financial statements and related notes for the year ended March 31, 2026.

a) Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. They include the accounts of the Company and its consolidated subsidiaries and have been prepared on a going-concern basis. Unless otherwise indicated, amounts are presented in United States dollars.

In the opinion of management, the unaudited interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and March 31, 2026 and its results of operations, stockholders’ equity and cash flows for the three months ended June 30, 2026 and 2025. The results for the three months ended June 30, 2026 are not necessarily indicative of the results expected for the fiscal year ending March 31, 2027 or any other future period.

The unaudited interim condensed consolidated financial statements and accompanying notes do not include all information and disclosures required for complete annual financial statements prepared in conformity with U.S. GAAP. Accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements for the year ended March 31, 2026 and the related notes.

On June 30, 2026, the Company completed the reverse recapitalization described in Note 4, with Legacy House of Doge determined to be the accounting acquirer and Brag House Holdings, Inc. determined to be the accounting acquiree. Accordingly, the consolidated financial statements are presented as a continuation of the historical financial statements of Legacy House of Doge for periods prior to the Merger, while the consolidated equity structure reflects the legal capital structure of the public parent. All shares, equity instruments and per-share amounts have been retrospectively adjusted to reflect the merger exchange ratio and the 1-for-8 reverse stock split effected on June 1, 2026. Following the Merger, the Company continued to use the fiscal year-end of Legacy House of Doge for financial reporting purposes; therefore, beginning with this Quarterly Report on Form 10-Q, the Company’s interim and annual financial statements are presented based on the accounting acquirer’s fiscal year, with comparative periods presented in accordance with applicable SEC reporting requirements and reflecting the historical financial information of Legacy House of Doge prior to the Merger.

b) Basis of Consolidation

As a result of the Merger, Brag House Inc. (“BHI”), a Delaware Corporation and Brag House, Ltd. (“BHL”), a United Kingdom entity, continues to be wholly owned subsidiaries of the Company. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: House of Doge (U.S.) Inc. (formerly House of Doge Inc.), Dogecoin Ventures Inc., The Official Dogecoin Treasury and Reserve Inc., House of Doge Canada Inc., Brag House, Inc. and Brag House, Ltd. All significant intercompany accounts, balances and transactions have been eliminated in consolidation.

The Company consolidates a legal entity when it has a controlling financial interest in that entity. For entities evaluated under the voting-interest model, a controlling financial interest generally exists when the Company owns, directly or indirectly, more than 50% of the outstanding voting interests or otherwise has the ability to control the entity. The Company also evaluates its interests in legal entities under the variable-interest-entity model. A variable interest entity is consolidated when the Company is its primary beneficiary because the Company has both (i) the power to direct the activities that most significantly affect the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

Subsidiaries are included in the consolidated financial statements from the date control is obtained and cease to be consolidated when control is lost. Investments over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. Other investments are accounted for under the applicable U.S. GAAP guidance based on the nature and terms of the instrument. The assets acquired and liabilities assumed of Brag House were included in the unaudited interim condensed consolidated statement of financial position as of June 30, 2026, and its results of operations are included beginning on the acquisition date. Because the acquisition closed on the last day of the quarter, Brag House contributed no material post-acquisition operating results for the three months ended June 30, 2026.

c) Use of Estimates

The preparation of unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods.

Significant estimates and judgments include, but are not limited to, the Company’s assessment of its ability to continue as a going concern; revenue recognition, including variable and non-cash consideration, principal-versus-agent conclusions, contract modifications and the release of contract liabilities; expected credit losses on accounts receivable; the classification and fair value of equity securities, debt securities, warrant assets, warrant liabilities and convertible debt measured under the fair value option; significant unobservable inputs used in Level 3 fair value measurements; equity-method accounting, purchase-date basis differences and impairment of equity-method investments; business-combination accounting, including identification of the accounting acquirer, measurement of consideration transferred, valuation of assets acquired and liabilities assumed, replacement awards, deferred taxes and goodwill; the fair value of digital assets; share-based compensation; useful lives and impairment of intangible assets; the present value and classification of the license contract liability; recoverability of prepaid assets and investment-related deposits; accounting for debt instruments and related financing costs; income taxes; and accrued liabilities and contingencies.

Management bases its estimates on historical experience, observable market information, current economic and market conditions, forecasts and other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively in the period in which the estimate is revised and in any future periods affected. Actual results may differ from these estimates, and such differences could be material to the consolidated financial statements.

d) Significant Accounting Policies

(i) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring control of promised services to a customer in an amount that reflects the consideration to which the Company expects to be entitled. The Company applies the five-step revenue model by identifying the contract and performance obligations, determining and allocating the transaction price, and recognizing revenue as the performance obligations are satisfied.

Service arrangements and variable consideration

The Company’s revenue arrangements principally consist of exchange-traded product and exchange-traded fund (“ETP/ETF”) support services and may include asset management, strategic advisory, licensing, marketing, operational and other stand-ready support services. Integrated activities that are not separately identifiable are accounted for as a single performance obligation, or as a series of substantially similar services, satisfied over time because the customer receives and consumes the benefits as the Company performs. Revenue is generally recognized based on time elapsed, the service period completed or, when applicable, the amount to which the Company has a right to invoice. The Company’s asset-management and strategic-advisory arrangements with CleanCore were terminated effective March 6, 2026 and had no substantive remaining performance obligations during the three months ended June 30, 2026.

Consideration may be variable based on assets under management, sponsor or management fees, product activity or the applicable service period. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. Variable fees that relate specifically to a distinct service period are allocated to and recognized in that period when the related services have been provided and the contractual inputs are known or reliably determinable.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

Principal-versus-agent presentation

For arrangements involving another service provider, the Company identifies each specified service and evaluates whether it controls that service before transfer to the customer. The Company recognizes revenue on a gross basis for services it controls and for which it is primarily responsible, limited to the consideration to which it is contractually entitled. Amounts attributable to services controlled by another party are excluded from revenue or recorded as payable when collected on that party’s behalf. Distinct product operating services separately obtained from a customer or service provider are recorded as cost of services when the amount does not exceed fair value; otherwise, the applicable amount is recorded as a reduction of revenue.

Non-cash consideration, contract changes and contract balances

Non-cash consideration, including warrants or digital assets, is measured at fair value in accordance with ASC 606 when included in the transaction price. When consideration is received before the related services are transferred, the Company records a contract liability within deferred revenue and recognizes revenue as the services are performed. Subsequent changes in the fair value of the non-cash asset that result solely from the form of consideration are accounted for under the applicable financial instrument or digital asset guidance and are not included in revenue.

The Company evaluates contract modifications, terminations and customer unexercised rights based on the remaining enforceable rights and substantive performance obligations. Consideration is recognized when the Company has no remaining substantive obligation and its right to retain the consideration is unconditional. Amounts related to customer unexercised rights are recognized as breakage in proportion to rights exercised when estimable, or when the likelihood that the customer will exercise the remaining rights becomes remote.

A receivable is recognized when the Company has an unconditional right to consideration. A contract asset is recognized when the right to consideration remains conditional on something other than the passage of time, and a contract liability is recognized when consideration is received or becomes due before the related services are transferred. Accounts receivable and contract assets are evaluated for expected credit losses under ASC 326, Financial Instruments - Credit Losses, considering customer credit quality, aging, historical collection experience, current conditions and reasonable and supportable forecasts.

(ii) Cash and Concentration of Credit Risk

Cash consists of unrestricted demand deposits maintained with commercial banks and amounts held in legal trust accounts by external counsel for the benefit of the Company, and unrestricted U.S. dollar fiat balances maintained in accounts with digital asset trading and custody service providers that are available for withdrawal on demand. Amounts held in legal trust accounts represent funds held on behalf of the Company, are not commingled with other clients’ funds, and are fully accessible for use by the Company in accordance with legal and contractual terms. The Company considers these balances to be part of its cash. At March 31, 2026, the Company held approximately $1.5 million of U.S. dollar fiat currency in its account with Bitstamp, a digital asset trading platform. The balance did not represent digital assets or cryptocurrency and was available for withdrawal by the Company. Accordingly, the balance was included in cash and cash equivalents in the consolidated balance sheet. Amounts subject to contractual, legal or other withdrawal restrictions, if any, are excluded from cash and cash equivalents and presented separately based on the nature of the restriction. The Company did not hold material short-term investments qualifying as cash equivalents as of June 30, 2026 or March 31, 2026.

The Company maintains cash balances with financial institutions in the United States and Canada. At March 31, 2026, the Company also maintained fiat currency through a digital asset trading and custody service provider. Deposits maintained directly with commercial banks may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation or other applicable deposit-insurance programs. Fiat balances maintained through digital asset trading or custody platforms are subject to additional counterparty, custodial, operational and insolvency risks and may not have the same deposit-insurance protections as amounts deposited directly by the Company with an insured commercial bank. The Company manages its concentration of credit risk by maintaining relationships with counterparties and placing funds with institutions that management believes to be creditworthy, monitoring counterparty credit quality and liquidity, considering the safeguarding arrangements applicable to funds held by service providers, and diversifying banking and custody relationships when considered appropriate. Although the Company believes that its cash-management arrangements are appropriate, and its cash is subject to minimal credit risk, it still remains exposed to the risk of loss or delayed access to funds in the event of financial distress, insolvency, operational failure or other disruption of a banking or custody service provider. There is no assurance that the financial institutions will remain solvent or that access to funds will be uninterrupted. The Company has not experienced losses on its cash deposits.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(iii) Digital Assets

The Company accounts for directly held crypto assets that meet the scope criteria of ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. When held, the Company’s crypto assets consist solely of Dogecoin. The Company has ownership of and control over its digital assets and may use qualified third-party custodians or wallets to safeguard those assets. Digital assets are not cash or financial instruments under U.S. GAAP and are presented separately in the consolidated balance sheets.

Purchased digital assets are initially recognized at their acquisition-date fair value and transaction costs are expensed as incurred. Digital assets received as non-cash consideration are initially measured at fair value in accordance with the guidance applicable to the underlying transaction. Thereafter, digital assets are measured at fair value at each reporting date, with changes in fair value recognized in earnings within the change in fair value of digital assets. Upon sale, transfer or use of digital assets as consideration, the difference between the proceeds or fair value of consideration transferred and the carrying amount of the assets is recognized in earnings. The Company uses the weighted-average-cost method to track historical cost basis for disposition and disclosure purposes.

Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in the principal market to which the Company has access at the measurement date. During periods in which the Company held Dogecoin, the Company determined Coinbase Exchange to be its principal market for Dogecoin based on its assessment of the volume and level of activity in markets accessible to the Company. Accordingly, the Company measures the fair value of Dogecoin using the quoted, unadjusted DOGE-USD price on Coinbase Exchange at the applicable measurement date. Because these quoted prices are observable in an active market for an identical asset, the resulting fair value measurements are classified within Level 1 of the fair value hierarchy. The Company periodically reassesses its principal market determination and will update the selected market if facts and circumstances indicate that another accessible market has the greatest volume and level of activity for Dogecoin. The Company held no digital assets as of June 30, 2026 or March 31, 2026.

(iv) License Contract Liability

In connection with the Company’s exclusive trademark license agreement, the Company is obligated to make fixed minimum royalty payments of $200,000 per month during the initial five-year contractual term. At contract inception, the Company recognized a license payment obligation for the present value of the fixed minimum payments, using an annual incremental borrowing rate of 18.5%. The corresponding amount formed part of the initial cost of the finite-lived trademark license. The balance is presented in the consolidated balance sheets as a license contract liability; however, it represents a contractual financing and payment obligation and is not a contract liability arising from a customer contract under ASC 606, Revenue from Contracts with Customers.

The license contract liability is subsequently measured at amortized cost. The carrying amount is increased for the accretion of the discount using the effective-interest method, with the accretion recognized as finance expense, and is reduced by the required minimum royalty payments. The obligation is classified between current and noncurrent portions based on the contractual payment dates. Royalties payable in excess of the fixed minimum payments, if any, are recognized as incurred based on the related licensed sales.

(v) Equity Guarantee Liability

The original trademark license agreement included an equity guarantee that required the Company to take the actions necessary for the licensors to hold at least 9.99% of the Company’s common shares immediately following a qualifying go-public event. The guarantee was accounted for as liability-classified share-based consideration under ASC 718, Compensation - Stock Compensation. The initial fair value was included in the cost of the trademark license, and the liability was re-measured at fair value through earnings until settlement. The guarantee was settled in June 2025, and no equity-guarantee liability was recognized as of June 30, 2026 or March 31, 2026.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(vi) Financial Assets and Financial Liabilities

Financial assets and financial liabilities are recognized when the Company becomes a party to the contractual provisions of an instrument. Except where another U.S. GAAP measurement requirement applies, financial instruments are initially measured at fair value. Directly attributable transaction costs are included in the initial carrying amount of instruments that are not subsequently measured at fair value through net income and are expensed as incurred for instruments measured at fair value through net income. Trade receivables arising from contracts with customers are initially measured at the transaction price in accordance with ASC 606.

Subsequent measurement is based on the nature and contractual terms of the instrument. Cash, accounts receivable, accounts payable and accrued liabilities, conventional short-term debt and the license contract liability are generally carried at amortized cost, subject to applicable credit-loss, interest-accretion and impairment guidance. Equity securities, debt securities, warrant assets, equity-method investments, convertible debt elected under the fair value option and warrant derivative liabilities are accounted for under the applicable investment, derivative, fair-value and equity-method guidance described in the Company’s other significant accounting policies and related notes.

A financial asset is derecognized when the contractual rights to cash flows expire, upon settlement, or when the asset is transferred and the transfer qualifies for sale accounting under ASC 860, Transfers and Servicing. A financial liability is derecognized when it has been extinguished because the obligation has been paid, cancelled or legally released in accordance with ASC 405, Liabilities. Financial assets and liabilities are presented on a net basis only when the Company has a valid and enforceable right of setoff, the amounts are determinable, and the Company intends either to settle on a net basis or to realize the asset and settle the liability simultaneously in accordance with ASC 210-20, Balance Sheet - Offsetting.

(vii) Intangible Assets

Acquired intangible assets with finite useful lives are recorded at cost, net of accumulated amortization and impairment losses. The cost of an acquired intangible asset includes cash and non-cash consideration and the present value of fixed contractual payment obligations when required by U.S. GAAP. Finite-lived intangible assets are amortized over the shorter of their estimated economic useful lives and contractual terms using the straight-line method unless another pattern better reflects the consumption of economic benefits. Amortization begins when the asset is available for its intended use. The Company reviews the useful life and amortization method at least annually and accounts for changes in estimates prospectively.

Finite-lived intangible assets are evaluated for impairment under ASC 360, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group with the undiscounted cash flows expected from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the excess of the carrying amount over fair value. Impairment losses for finite-lived intangible assets are not subsequently reversed.

The Company evaluates software development costs based on the intended use of the software. Costs incurred during preliminary project planning, research and development, data conversion, training, maintenance and post-implementation activities are expensed as incurred. Qualifying application-development costs for internal-use software are capitalized only after the preliminary project stage is completed, management authorizes and commits to funding the project, and completion and use of the software as intended are probable. Costs of software to be sold, leased or otherwise marketed are expensed as research and development until technological feasibility is established in accordance with ASC 985-20, Software - Costs of Software to Be Sold, Leased, or Marketed. No internally developed software costs met the applicable capitalization criteria as of June 30, 2026 or March 31, 2026; accordingly, such costs were expensed as incurred.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(viii) Foreign Currency Translation

The unaudited interim condensed consolidated financial statements are presented in U.S. dollars, which is the reporting currency of the Company. The functional currency of the Company and its subsidiaries is the U.S. dollar, except for House of Doge Canada Inc., whose functional currency is the Canadian dollar.

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. For a consolidated subsidiary whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance-sheet date, revenues and expenses are translated at appropriate average exchange rates for the period, and equity transactions are translated at historical exchange rates. Resulting translation adjustments are recognized in other comprehensive income and accumulated in accumulated other comprehensive income. The effect of exchange rate changes on cash is presented separately in the unaudited interim condensed consolidated statement of cash flows.

Transactions denominated in a currency other than an entity’s functional currency are initially recorded using the exchange rate on the transaction date. At each reporting date, foreign-currency-denominated monetary assets and liabilities are remeasured using closing exchange rates, while nonmonetary assets and liabilities carried at historical cost remain translated at historical rates unless another U.S. GAAP measurement basis applies. Transaction gains and losses are recognized in earnings within foreign exchange gain or loss. The Company did not use foreign exchange contracts to hedge its currency exposure during either interim period.

(ix) Accounts Receivable and Allowance for Credit Losses

Accounts receivable primarily consist of unconditional rights to consideration arising from contracts with customers for ETP/ETF support and other services. A right to consideration is unconditional when only the passage of time is required before payment is due. Accounts receivable are recognized at the amount invoiced or otherwise due under the contract and are carried at amortized cost, net of an allowance for credit losses. Contract assets, if any, represent conditional rights to consideration and are presented separately from accounts receivable. The Company applies the practical expedient in ASC 606 and does not adjust consideration for a significant financing component when, at contract inception, the period between transfer of the service and payment is expected to be one year or less.

The Company estimates expected credit losses on accounts receivable and contract assets in accordance with ASC 326, Financial Instruments - Credit Losses. The allowance represents management’s estimate of credit losses expected over the contractual life of the receivables. The estimate considers information available at each reporting date, including the aging of balances, historical collection experience, customer-specific creditworthiness and payment history, the existence of disputes, current economic conditions, and other relevant qualitative and quantitative factors. Receivables that do not share similar risk characteristics are evaluated individually. Changes in the allowance are recognized in credit loss expense.

Accounts receivable are written off against the allowance when collection is no longer expected based on management’s assessment of the facts and circumstances and after reasonable collection efforts. Recoveries of amounts previously written off are recognized when received. No allowance for expected credit losses was recorded as of June 30, 2026 or March 31, 2026.

(x) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are recognized when the Company has received goods or services or otherwise has a present obligation, and the amount can be reasonably estimated. Accounts payable are recorded at invoiced or contractual amounts. Accrued liabilities include estimates for services received but not yet invoiced, payroll and employee-related obligations, financing and professional fees, investment-related amounts and other obligations. Estimates are based on contractual terms, vendor communications, service periods, historical experience and other available information and are reviewed and adjusted as additional information becomes available. Because these obligations are generally short term, their carrying amounts are approximately fair value.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(xi) Investments and Investment-Related Financial Instruments

The Company determines the accounting model for each investment at initial recognition based on the legal form and substantive terms of the instrument, the Company’s level of control or influence over the investee, and whether the instrument is an equity security, debt security, derivative instrument, or equity-method investment. The Company first evaluates whether an investee is required to be consolidated under ASC 810, Consolidation. Interests that are not consolidated are accounted for under the applicable guidance in ASC 323, Investments - Equity Method and Joint Ventures; ASC 321, Investments - Equity Securities; ASC 320, Investments - Debt Securities; ASC 815, Derivatives and Hedging; and ASC 825, Financial Instruments.

Equity securities (ASC 321 and ASC 825)

Equity securities with readily determinable fair values are measured at fair value at each reporting date, with changes in fair value recognized in net income. Equity securities without readily determinable fair values are measured using the measurement alternative at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, unless the Company elects the fair value option for an eligible instrument under ASC 825. Changes resulting from observable price adjustments, impairment, or subsequent fair value measurement are recognized in earnings. For equity securities measured using the measurement alternative, the Company performs a qualitative impairment assessment at each reporting date. If the qualitative assessment indicates that the investment is impaired, the investment is written down to fair value, and the impairment loss is recognized in earnings. When a privately held equity security subsequently obtains a readily determinable fair value, the Company begins measuring the security at fair value through net income from that date.

Debt securities (ASC 320 and ASC 326)

Debt securities classified as available-for-sale are measured at fair value. Interest income and the amortization or accretion of premiums and discounts are recognized in earnings using the effective-interest method. Unrealized gains and losses that are not credit-related are recognized in other comprehensive income and accumulated other comprehensive income until realized. Realized gains and losses are recognized in earnings upon sale, settlement, conversion, or other derecognition. The Company evaluates available-for-sale debt securities for credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. If the Company intends to sell a security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the amortized cost basis is written down to fair value through earnings. Otherwise, the credit-related portion of a decline in fair value is recognized through an allowance for credit losses, limited to the amount by which fair value is below amortized cost and the non-credit portion remains in other comprehensive income.

Convertible instruments and bundled investment transactions (ASC 320, ASC 321, ASC 815 and ASC 825)

Convertible debentures are accounted for as debt securities unless another accounting model is required by their terms. Embedded conversion, redemption, put, call, default and other settlement features are evaluated under ASC 815 to determine whether they require separate accounting as derivatives. If a feature is not bifurcated, it is accounted for together with the host instrument under the applicable debt-security guidance. When debt securities, preferred shares, warrants, or other financial instruments are acquired in a single transaction, the consideration transferred is allocated among the instruments using the allocation method required by the applicable U.S. GAAP guidance, based on the instruments’ respective fair values or an applicable residual approach. Each instrument is subsequently accounted for under its applicable accounting model. Preferred shares are accounted for as equity securities under ASC 321 or, when elected and eligible, at fair value under ASC 825, with changes in fair value recognized in earnings.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

Warrant assets and non-cash consideration received from customers (ASC 815, ASC 820 and ASC 606)

Freestanding warrants are evaluated under ASC 815. Warrant assets that meet the definition of a derivative are recognized at fair value, with changes in fair value recognized in earnings, unless designated in a qualifying hedge relationship. When quoted market prices for the warrants are not available, fair value is estimated using valuation techniques consistent with ASC 820, including option-pricing models such as Black-Scholes and other market-participant assumptions. Upon exercise, a warrant is remeasured immediately before exercise and its carrying amount is reclassified to the underlying equity security received.

Warrants received as non-cash consideration from a customer for goods or services are initially accounted for under ASC 606, Revenue from Contracts with Customers. When the warrants are received before the related performance obligation is satisfied, the Company records the warrant asset and a corresponding contract liability measured at the fair value of the non-cash consideration in accordance with the applicable guidance. Once the Company’s right to receive or retain the warrants is unconditional, the warrants are subsequently accounted for under the applicable financial instrument guidance. Subsequent changes in the fair value of the warrants are excluded from revenue and recognized in earnings. The related contract liability is recognized as revenue as the promised services are transferred or when the remaining performance obligation is extinguished or released and the consideration is nonrefundable and not subject to claw back.

Equity-method investments (ASC 323 and ASC 810)

Investments in entities over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method under ASC 323. Significant influence is evaluated based on all facts and circumstances, including ownership percentage, board representation, participation in policy-making processes, material transactions, interchange of managerial personnel, technological dependency, and other governance or contractual rights. Consolidation is evaluated before application of the equity method under the voting-interest and variable-interest-entity models in ASC 810.

Equity-method investments are initially recorded at cost and subsequently adjusted for the Company’s share of the investee’s earnings or losses, distributions received, additional contributions, basis-difference adjustments, and impairment. The difference between the cost of an equity-method investment and the Company’s share of the underlying equity in the investee’s net assets is allocated to identifiable assets and liabilities as if the investee were consolidated. Identifiable basis differences are amortized, accreted, or otherwise recognized over the periods in which the related assets are consumed or liabilities are settled. Any residual equity-method goodwill is included in the carrying amount of the investment and is not separately amortized or separately tested for impairment.

The Company discontinues recognition of additional equity-method losses when the carrying amount of the investment and any other interests that are in substance common stock are reduced to zero, unless the Company has guaranteed obligations of the investee, is otherwise committed to provide further financial support, or has incurred obligations on behalf of the investee. Unrecognized losses are tracked and are recognized before the Company resumes recognizing its share of future earnings.

The Company evaluates an equity-method investment for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a decline in value below carrying amount is determined to be other than temporary, the investment is written down to fair value, and the impairment loss is recognized in earnings. The resulting carrying amount becomes the new cost basis and is not subsequently increased for a recovery in fair value. Fair value used in an impairment measurement is determined under ASC 820 and may represent a nonrecurring Level 3 measurement.

Investment-related deposits and purchase commitments (ASC 450 and ASC 855)

Cash advances made before the Company obtains substantive ownership, voting, governance, liquidation, or other economic rights in an investee are recorded as investment-related deposits within prepaid and other assets. Such deposits are carried at cost, assessed for recoverability at each reporting date, and reclassified to an investment when the underlying transaction closes and the applicable recognition criteria are met. Amounts that are refundable or expected to be applied against future contractual payments remain classified as deposits until settled or otherwise resolved.

Executory commitments to acquire investments are generally not recognized as an asset or liability before the related subscription, trade, or settlement obligation is executed and accepted, unless the arrangement meets the definition of a derivative or a loss contingency is probable and reasonably estimable under ASC 450, Contingencies. Purchases and sales of exchange-traded securities are recognized on the trade date. Events occurring after the balance-sheet date are evaluated under ASC 855, Subsequent Events, to determine whether they provide additional evidence of conditions existing at the reporting date or represent non-recognized subsequent events requiring disclosure.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(xii) Fair Value Measurements (ASC 820)

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The classification of an instrument within the hierarchy is reassessed at each reporting date.

Fair value measurements are classified in a three-level hierarchy based on the lowest-level input that is significant to the measurement in its entirety:

●	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 - Observable inputs other than Level 1 quoted prices, including quoted prices for similar instruments, quoted prices in inactive markets and market-corroborated inputs.

●	Level 3 - Significant unobservable inputs that reflect management’s assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company uses valuation techniques that are appropriate in the circumstances and for which sufficient data are available, including market approaches, discounted cash flow models, option-pricing models, back-solve methods and probability-weighted expected return methods. Changes in valuation techniques or their application are made when the change results in a measurement that is equally or more representative of fair value. Transfers between levels are recognized in the period in which the event or change in circumstances causing the transfer occurs.

(xiii) Presentation and Classification

Changes in the fair value of equity securities and derivative warrant assets, observable-price adjustments, and investment impairment losses are recognized in loss (gain) on change in fair value of investments or another appropriate line item in the unaudited interim condensed consolidated statements of operations and comprehensive loss. The Company’s share of the earnings or losses of equity-method investees is presented separately from fair value changes. Noncredit unrealized gains and losses on available-for-sale debt securities are reported in other comprehensive income, net of tax, until realized or otherwise reclassified in accordance with U.S. GAAP.

Investments are classified as current or noncurrent based on the contractual maturity of the instrument, restrictions on realization, and management’s intent and ability to hold or realize the investment. Debt securities with contractual maturities within twelve months of the balance sheet date and investments expected to be realized within the operating cycle are generally classified as current; other investments are classified as noncurrent.

Financial assets pledged as collateral remain recognized unless the transfer qualifies for derecognition under ASC 860. Pledged assets and the related borrowings are presented gross unless the offsetting criteria in ASC 210-20 are met. Debt is classified as current unless the Company has an unconditional right to defer settlement for more than twelve months after the balance-sheet date.

(xiv) Convertible Debt, Fair Value Option and Warrant Liabilities

Convertible debt instruments are evaluated under ASC 470, Debt, and ASC 815, Derivatives and Hedging, to determine whether embedded conversion, redemption, put, call, default or other settlement features require separate accounting. For eligible instruments, the Company may elect the fair value option under ASC 825, Financial Instruments, on an instrument-by-instrument basis at initial recognition. An instrument for which the fair value option is elected is measured in its entirety at fair value at each reporting date. Changes in fair value are recognized in earnings, except for the portion attributable to instrument-specific credit risk that is recognized in other comprehensive income when required by ASC 825. Upfront fees and issuance costs related to debt measured under the fair value option are expensed as incurred unless another U.S. GAAP requirement applies.

Freestanding warrants and other equity-linked contracts that do not qualify for equity classification under ASC 815-40 are accounted for as derivative liabilities. Warrant derivative liabilities are initially and subsequently measured at fair value, with changes in fair value recognized in earnings. Fair value may be estimated using probability-weighted expected return methods, Monte Carlo simulation or other valuation techniques that reflect market-participant assumptions.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(xv) Deferred Financing and Offering Costs

Direct and incremental costs incurred in connection with a probable equity offering are deferred and subsequently recorded as a reduction of the related equity proceeds when the offering is completed. Costs associated with an abandoned equity offering are expensed. Debt issuance costs for debt not measured at fair value are generally presented as a direct deduction from the carrying amount of the related debt and amortized to interest expense over the contractual term using the effective-interest method. Debt issuance costs associated with revolving credit arrangements may be presented as an asset and amortized over the arrangement term. Costs related to debt measured under the fair value option are expensed as incurred. Acquisition-related costs are accounted for separately from financing and equity issuance costs as described below.

(xvi) Reverse Recapitalization

The Company accounts for reverse recapitalization transactions in accordance with ASC 805, Business Combinations. In determining the accounting acquirer, the Company considers the relevant facts and circumstances, including the relative voting rights of the shareholders of the combined company, the composition of the governing body and senior management of the combined company, the relative size of the combining entities and other pertinent factors.

On June 30, 2026, the Company completed a transaction that was accounted for as a reverse recapitalization. Although Brag House was the legal acquirer in the transaction, House of Doge was determined to be the accounting acquirer and Brag House was determined to be the accounting acquiree for financial reporting purposes. Because Brag House did not meet the definition of a business under ASC 805, the transaction was not accounted for as a business combination and no goodwill or other intangible assets were recognized as a result of the transaction.

The reverse recapitalization was accounted for as the equivalent of House of Doge issuing equity interests for the net assets of Brag House, accompanied by a recapitalization. Accordingly, the identifiable net assets of Brag House were recognized at their historical carrying amounts as of the transaction date, consistent with the accounting treatment for a reverse recapitalization.

The unaudited interim condensed consolidated financial statements following the reverse recapitalization represent a continuation of the financial statements of House of Doge, the accounting acquirer, with the assets and liabilities of Brag House, the accounting acquiree, included beginning on June 30, 2026. The historical operations presented for periods prior to the transaction are those of House of Doge.

The equity structure presented in the unaudited interim condensed consolidated financial statements reflects the legal equity structure of Brag House, including the number and type of equity interests issued and outstanding. Accordingly, the historical equity accounts of House of Doge have been retrospectively adjusted for all periods presented to reflect the legal capital structure of Brag House after giving effect to the exchange ratio established in the transaction.

(xvii) Impairment of Long-Lived Assets

The Company evaluates long-lived assets to be held and used, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

When a potential impairment indicator exists, recoverability is assessed by comparing the carrying amount of the asset group with the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount is not recoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds fair value. Fair value is determined using market-participant assumptions and may be estimated using discounted cash flow techniques, observable market information, independent appraisals or other valuation methods appropriate under ASC 820, Fair Value Measurement. Impairment losses recognized for assets held and used are not subsequently reversed.

Long-lived assets that meet the criteria to be classified as held for sale are presented separately and measured at the lower of carrying amount or fair value less cost to sell. Impairment of goodwill, equity-method investments, equity securities, debt securities and other financial assets is evaluated under the accounting guidance applicable to those instruments and is not included in this long-lived-asset policy. No impairment loss was recognized under ASC 360 for the Company’s property and equipment or finite-lived trademark license during the three months ended June 30, 2026 or the year ended March 31, 2026.

(xviii) Property and Equipment, Net

Property and equipment consist principally of computer and office equipment and are recorded at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over an estimated useful life of three years. Upon retirement or disposal, the cost of the asset and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations. Maintenance and repair costs are expensed as incurred, while expenditures that extend the useful life or improve the functionality of the equipment are capitalized.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(xix) Capital Stock

Following the Merger, the Company is authorized to issue 250,000,000 shares of common stock and 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. Of the authorized preferred stock, 200,000 shares are designated as Series A Convertible Preferred Stock, 15,000 shares as Series B Convertible Preferred Stock and 65 shares as Series C Convertible Preferred Stock (“Series C Preferred Stock”). Common stock is recorded at par value and proceeds or the fair value of non-cash consideration in excess of par value are recorded in additional paid-in capital. Preferred stock is classified as permanent equity unless its terms require liability or temporary-equity classification under U.S. GAAP. The Company evaluates conversion, redemption, settlement, participation and other features of preferred stock and other equity-linked instruments under the applicable guidance.

Direct and incremental costs incurred to complete an equity issuance are recorded as a reduction of the related equity proceeds. Equity issuance costs associated with an offering that is abandoned are expensed when the offering is no longer considered probable. Common shares repurchased and held are recorded as treasury shares at cost. When repurchased shares are immediately retired or cancelled, the recorded amount associated with the shares is removed from stockholders’ equity and any excess of the repurchase price over that amount is charged to additional paid-in capital or accumulated deficit, as applicable.

(xx) Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718, Compensation - Stock Compensation. Equity-classified awards are measured at grant-date fair value and compensation expense is recognized over the requisite service period, generally using the straight-line method for awards with graded vesting unless another attribution method is required. Liability-classified awards are remeasured at fair value at each reporting date until settlement. For awards with performance conditions, expense is recognized when achievement of the condition is probable. The Company recognizes forfeitures as they occur.

The fair value of restricted stock units is generally based on the fair value of the underlying common stock on the grant date. The fair value of stock options and warrants granted as compensation is estimated using an option-pricing model, such as Black-Scholes or a binomial lattice model, using assumptions including expected volatility, expected term, risk-free interest rate and dividend yield. Because the Company has limited historical trading data, expected volatility and exercise behavior may be based in part on comparable public companies and other market-participant information.

(xxi) Income Taxes

The Company accounts for income taxes using the asset-and-liability method under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse or the carryforwards are expected to be realized. The effect of a change in enacted tax rates or tax laws is recognized in income from continuing operations in the period of enactment.

A valuation allowance is recorded when, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing realizability, management considers, among other factors, cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, available carryforward periods and prudent and feasible tax-planning strategies. The need for and amount of a valuation allowance are reassessed at each reporting date.

The Company recognizes the financial statement benefit of a tax position only when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination. A recognized tax benefit is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions, if any, are recognized within income tax expense.

For interim reporting, the Company records income tax expense or benefit using the estimated annual effective tax rate applied to year-to-date ordinary income or loss, adjusted for discrete items recognized in the period in which they occur. The Company maintains a valuation allowance against deferred tax assets to the extent realization is not more likely than not and reassesses the allowance and uncertain tax positions at each reporting date.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

2. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (cont.)

(xxii) Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The Series C Preferred Stock is a participating security because its holders are entitled to dividends on an as-converted basis when dividends are declared on common stock. Accordingly, net income is allocated between common stock and Series C Preferred Stock using the two-class method. Net losses are not allocated to Series C Preferred Stock because its holders are not contractually obligated to share in the Company’s losses. Fully vested restricted stock units that are noncontingently issuable are included in the basic weighted-average share denominator from their respective vesting dates until settlement in common shares.

Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted or settled. Potential common shares are generally included using the treasury-stock method for share-based awards and warrants and the if-converted method for convertible debt and preferred stock, when applicable. Potential common shares are excluded when their effect would be anti-dilutive. Because the Company reported a net loss for the three months ended June 30, 2026 and 2025, unvested RSUs were excluded from diluted net loss per share, and basic and diluted net loss per share were the same.

(xxiii) Segments

The Company identifies operating segments in accordance with ASC 280, Segment Reporting. An operating segment is a component of the Company for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker to assess performance and allocate resources. Reportable segments are determined based on the nature of products and services, customer characteristics, economic characteristics, internal management structure and the quantitative thresholds and aggregation criteria in ASC 280.

The Company manages its operations and evaluates financial performance on a consolidated basis and has determined that it operated as one operating and reportable segment for the three months ended June 30, 2026 and 2025. The Company applies the segment disclosure requirements applicable to an entity with a single reportable segment, including disclosure of significant segment expenses regularly provided to the chief operating decision maker, its Chief Executive Officer, who reviews financial information on a consolidated basis to assess performance and allocate resources. when required. The Company reassesses its operating and reportable segment conclusions when its business activities, organizational structure or internal financial reporting changes.

e) New Accounting Pronouncements

Recently Issued but not yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU-2024-03”), which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 27, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact on the financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates the accounting for costs related to the development of internal-use software to reflect the evolution of software development from a sequential to an agile development method by removing references to project stages in the existing guidance and requiring capitalization of software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the guidance and its impact on the financial statements.

Other recently issued accounting standards: The Company has evaluated other accounting standards updates issued through the date the consolidated financial statements were issued, including guidance relating to ASU 2024-04 - Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, ASU 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements and ASU 2025-12 - Codification Improvements, and does not currently expect those standards to have a material impact on its consolidated financial statements or related disclosures.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

3. Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements — Going Concern, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued (or available to be issued). As part of this assessment, the Company considers both qualitative and quantitative factors including its current financial condition, available sources of liquidity, forecasted cash flow and its obligations due over the assessment period.

The Company remains in the early stages of executing its commercialization, payments, exchange-traded product support, licensing and strategic investment initiatives. For the three months ended June 30, 2026, the Company had net income of $3.98 million and used $1.6 million of cash in operating activities. At June 30, 2026, the Company had cash of $0.7 million, current assets of $3.5 million, current liabilities of $19.9 million, a working capital deficit of $16.4 million, short-term debt of $5.1 million, related party debt of $0.7 million and an accumulated deficit of $39.4 million. At March 31, 2026, the Company had cash of $2.8 million, a working capital deficit of $7.3 million, short-term debt of $9.3 million, related party debt of $0.06 million and an accumulated deficit of $43.4 million.

The Company’s ability to continue as a going concern is dependent on its ability to obtain additional working capital, satisfy debt and other obligations as they become due, manage the timing and amount of operating expenditures, monetize or otherwise realize value from certain investments and execute its commercial growth initiatives.

The Company has historically financed its activities through issuances of equity securities, short-term and convertible debt, related-party advances and strategic transactions. Certain financing arrangements are short term, secured, convertible, subject to market or registration conditions, or dependent on collateral values. In addition, the timing and amount of cash flows that may be generated from the Company’s investments and commercial initiatives are exposed to public-equity and digital-asset market volatility, counterparty performance, customer adoption, regulatory developments and execution risk. These conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The Company has developed and is implementing plans intended to improve liquidity and support the ongoing operations. These plans include the following:

●	Capital market access and financing: The Company completed its reverse merger with Brag House Holdings, Inc. on June 30, 2026 and established a publicly traded parent-company structure. Management intends to use this platform to pursue public and private equity offerings, the Yorkville equity purchase facility and other debt or strategic financing arrangements. Availability under these arrangements is subject to applicable conditions, market prices, registration effectiveness, exchange rules, collateral requirements and investor demand and therefore is not equivalent to committed unrestricted cash.

●	Debt and liquidity management: During the three months ended June 30, 2026, the Company received $3.5 million of short-term debt financing and repaid $1.4 million of short-term debt. Subsequent to June 30, 2026, the Company fully repaid the remaining Yorkville senior convertible promissory note and the Revere Securities margin loan. On July 28, 2026, the Company also obtained a $1.4 million unsecured subordinated short-term note and subsequently settled its principal through the transfer of CleanCore common shares. See Note 18 - Subsequent Events. These actions reduced certain near-term debt maturities, but do not provide committed financing for the full assessment period.

●	Investment monetization and liquidity preservation: Management continues to evaluate selective monetization of marketable and other investments, including CleanCore related securities, subject to market prices, trading restrictions, collateral arrangements and the Company’s strategic objectives. Management also intends to defer or reduce discretionary expenditures and investment commitments when necessary and to continue periodic cash-flow forecasting and review of payroll, vendor obligations, debt service and other liquidity requirements.

●	Revenue development: Management is pursuing recurring and diversified revenue sources through Dogecoin-related payment products, support services for exchange-traded products, licensing, brand and commercial partnerships, real-world-asset initiatives and other digital asset services. The timing and amount of future revenue and cash inflows depend on product development, customer adoption, partner performance, regulatory compliance and market conditions.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

3. Going Concern (cont.)

Management believes that these plans are designed to provide additional liquidity and support the continuation of the Company’s operations. However, the Company’s ability to obtain additional capital, monetize investments and achieve anticipated operating improvements is subject to conditions and uncertainties that are not entirely within its control. Accordingly, management concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited interim condensed consolidated financial statements are issued.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Reverse Recapitalization

Transaction overview

On June 30, 2026 (the “Closing Date”), Brag House Holdings Inc. (“Legal Acquirer”) completed the transactions contemplated by the Merger Agreement, dated October 12, 2025, as amended (the “Merger Agreement”), by and among Brag House Holdings, Inc. (“Brag House”), House of Doge Inc., a Texas corporation (“Legacy House of Doge” or “HOD”), and Brag House Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Brag House (“Merger Sub”) (collectively, the “Transaction”).

Pursuant to the Merger Agreement, Merger Sub merged with and into Legacy House of Doge, with Legacy House of Doge continuing as the surviving corporation and becoming a wholly owned subsidiary of Brag House. In connection with the closing of the Merger, Brag House changed its corporate name to “House of Doge Inc.” Unless the context otherwise requires, references to the “Company” following the Merger refer to House of Doge Inc., formerly known as Brag House Holdings, Inc., together with its consolidated subsidiaries. The Company’s common stock commenced trading on Nasdaq under the symbol “HODO” on July 1, 2026.

The Transaction was completed on June 30, 2026, which is the acquisition date for accounting purposes. Accordingly, the accompanying unaudited interim condensed consolidated financial statements include:

●	the historical financial position and results of operations of HOD for all periods presented;

●	the assets and liabilities of Brag House beginning on the closing date; and

●	the consolidated results of the Combined Company from the closing date through June 30, 2026.

The historical financial statements of Brag House before the closing date are not reflected as the historical financial statements of the Combined Company, except for Brag house’s net assets acquired in the Transaction. Because the Transaction was accounted for as a reverse recapitalization and not as a business combination, the Company has not presented supplemental pro forma revenue and earnings information as though the Transaction had occurred at the beginning of the comparative periods under the business-combination disclosure requirements of ASC 805

Accounting treatment

Although Brag House was the legal acquirer in the Transaction, HOD was determined to be the accounting acquirer based on the evaluation of the facts and circumstances under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The factors considered in identifying HOD as the accounting acquirer included, among other things:

●	the former shareholders of HOD hold approximately 93% of the voting rights of the Combined Company immediately following the Transaction;

●	the former shareholders of HOD have the ability to appoint or remove a majority of the members of the Combined Company’s governing body;

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

4. Reverse Recapitalization (cont.)

●	members of HOD’s senior management comprise all of the Officers of the Combined Company;

●	HOD was the larger entity based on assets, operations and employees; and

●	HOD’s operations comprise the ongoing operations of the Combined Company.

Management determined that Brag House did not meet the definition of a business under ASC 805 as of the closing date because substantially all the fair value of the gross assets acquired is concentrated in one identifiable asset (“screen test”).

Management also considered whether the Transaction should be accounted for as a reverse asset acquisition. After eliminating reciprocal intercompany balances, the acquired set consisted principally of Brag House’s monetary and financial assets and liabilities and did not include substantive nonfinancial assets, an organized workforce or operating processes. Accordingly, the Transaction did not represent the acquisition of an operating asset or asset group and was, in substance, a capital transaction through which HOD obtained Brag House’s net assets and public-company capital structure.

As a result, the Transaction was accounted for as a reverse recapitalization rather than as a business combination or reverse asset acquisition. For accounting purposes, the Transaction was treated as the equivalent of HOD issuing shares for the net assets of Brag House, accompanied by a recapitalization.

The net assets of Brag House were recognized at their historical carrying amounts as of the closing date. No goodwill or other intangible assets were recognized. The excess of the fair value of the equity instruments deemed issued by HOD over the carrying value of the identifiable net assets of Brag House, after consideration of transaction costs, was recognized as equity in the unaudited interim condensed consolidated statements of financial position.

HOD is considered the predecessor of the Combined Company for financial reporting purposes. Accordingly, the assets, liabilities and results of operations of HOD before the closing date are presented as those of the Combined Company. The Combined Company’s capital structure has been retrospectively recast for all periods presented to reflect the number of shares of the legal parent issued to HOD’s former shareholders in connection with the Transaction.

Reverse Stock Split

On June 1, 2026 and prior to the completion of the Merger, the Company effected a 1-for-8 reverse stock split of its outstanding shares of common stock pursuant to a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 29, 2026. The reverse stock split was approved by the Company’s stockholders at a special meeting held on April 7, 2026, which authorized the Company’s Board of Directors to implement a reverse stock split within a range of 1-for-5 to 1-for-50. The Board subsequently approved a 1-for-8 reverse stock split.

The reverse stock split became effective at 5:00 a.m. Eastern Time on June 1, 2026, and the Company’s common stock began trading on a split-adjusted basis on The Nasdaq Capital Market under the existing ticker symbol, “TBH” at the opening of trading on the same date.

As a result of the reverse stock split, every eight issued and outstanding shares of common stock were automatically combined into one share of common stock. The reverse stock split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive a fractional share received a cash payment in lieu of such fractional share.

The reverse stock split also resulted in proportionate adjustments to the number of shares of common stock issuable upon the exercise or conversion of the Company’s outstanding equity awards, warrants, convertible securities, and other equity-linked instruments, as well as corresponding adjustments to the applicable exercise or conversion prices, in accordance with the terms of the respective instruments.

All references to quantities of stock throughout this document are effected for this reverse stock split and presented with the current quantities. This change was also applied retrospectively to all share and per-share amounts.

Transaction consideration and capitalization

Immediately before the closing, the Legacy HOD common shares and Legacy HOD restricted stock units (“RSUs”) were converted using the 1.800385 exchange ratio as adjusted for 1-for-8 reverse stock split.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

4. Reverse Recapitalization (cont.)

The following table summarizes the common shares and Series C preferred shares issued in connection with the Transaction:

Share reconciliation	Common shares	Series C preferred shares
Legacy HOD balance as of March 31, 2026, as retrospectively recast	74,250,000	—
Common-share equivalents delivered in Series C preferred form	(10,248,274)	2.049643
Settlement of vested Legacy HOD RSUs at the Merger	6,361,978	0.002180
Legacy Brag House common shares included at the Merger	5,539,281	—
Balance, June 30, 2026	75,902,985	2.051823

A total of 10,248,274 shares of HOD common stock were converted into series C preferred stock at an exchange ratio of 1:5,000,000.

The exchange ratio was applied retrospectively to HOD’s historical:

●	common shares outstanding;

●	common shares converted into series C preferred;

●	restricted stock units;

●	weighted-average shares used in calculating earnings or loss per share; and

●	per-share amounts.

The par value of the Combined Company’s common stock was retrospectively reflected for all periods presented. The difference between the par value of the Combined Company’s common stock and the historical par value of HOD’s equity was recorded as an adjustment to additional paid-in capital.

Net assets acquired

The following table presents the historical carrying amounts of Brag House’s net assets recognized by the Combined Company as of the closing date:

Net assets acquired	Amount
Cash	$46,019
Prepaid expenses	$54,658
Intercompany loans	$10,288,722
Long-term investments (equity)	$3,280,000
Accounts payable and accrued liabilities	$(5,751,343)
Short-term debt	$(4,412,741)
Warrant derivative liability	$(2,837,274)
Net assets of Brag House acquired in the Transaction	$668,041

The amounts above reflect the historical carrying amounts of Brag House’s assets and liabilities as of the transaction date, consistent with the treatment for a reverse capitalization. The $10,288,722 intercompany receivable and Legacy HOD’s corresponding payable were eliminated upon consolidation. The $668,041 net asset contribution was reflected as $554 of common stock, $666,253 of additional paid-in capital and $1,234 of common stock subscribed but unissued.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

4. Reverse Recapitalization (cont.)

Transaction costs

Prior to the Merger, Brag House incurred transaction costs of $3,112,707 consisting primarily of legal fees. Brag House recognized these costs as listing or transaction expenses in its separate pre-Merger financial records. Because Brag House was the accounting acquiree, the expense recognized before the acquisition date is not included in the Company’s consolidated results of operations. At June 30, 2026, $3,062,707 of these costs remained unpaid.

Legacy HOD incurred $900,834 of transaction costs directly attributable to the reverse recapitalization. These costs were recorded as a reduction of additional paid-in capital and reduced the additional paid-in capital recognized in connection with the net assets acquired. Transaction costs were accounted for based on the nature of the underlying transaction to which they were directly attributable as summarized below:

Classification of transaction costs	Amount
Brag House Costs recognized as listing or transaction expense before the Merger	$3,112,707
Legacy HOD costs recorded as a reduction of additional paid-in capital	900,834
Total transaction costs	$4,013,541

At June 30, 2026, $3,062,707 of unpaid Brag House transaction costs were included within the $5,751,343 of accounts payable and accrued liabilities recognized in the acquired net-assets table above and in the accompanying unaudited interim condensed consolidated balance sheet. Legacy HOD’s transaction costs, remained accrued at June 30, 2026 and was included in accounts payable and accrued liabilities before the Merger.

Warrants

Upon closing, the Company assumed warrants to purchase an aggregate of 4,634,584 shares of common stock, including:

Warrant category	Number of warrants	Exercise price
PIPE warrants	2,824,884	$3.768
Private-placement agent warrants	264,386	$3.768
H.C. Wainwright warrants	268,048	$3.768
Underwriter warrants	5,532	$32.00
Yorkville warrants	1,271,735	$12.00
Total warrants	4,634,585

The Company evaluated the warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and classified the warrants as equity and liabilities, as applicable.

For liability classification: The warrant liabilities were initially recognized at fair value on the closing date and are re-measured at fair value at each reporting date, with changes in fair value recognized in earnings. The warrant liabilities had an aggregate fair value of approximately $2,837,274 at June 30, 2026, which is the closing date. The Company did not recognize a change in fair value during the three months ended June 30, 2026 since this was the closing date and the warrant liabilities were consolidated at fair value on that date.

See Note 10 - Short-Term Debt, Note 11 - Capital Stock, and Note 15 - Fair Value Measurements and Financial Risk Management, for additional information.

Presentation of stockholders’ equity

The consolidated statements of stockholders’ equity have been retrospectively recast to reflect the legal capital structure of the Combined Company following the Merger.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

4. Reverse Recapitalization (cont.)

Brag House’s pre-Merger equity accounts were eliminated and replaced with Legacy HOD’s historical equity accounts, as retrospectively recast, together with the net asset contribution, transaction costs and the 5,539,281 legacy Brag House common shares included at closing

Cash flow impact

At closing, the Company acquired cash of $46,019 and paid transaction costs of $900,834 related to the reverse recapitalization, resulting in a net cash outflow of $854,815. The cash acquired and transaction costs paid are presented separately within financing activities in the accompanying unaudited condensed consolidated statement of cash flows. Other assets and liabilities recognized in the Merger, including the elimination of intercompany balances, are presented as supplemental noncash financing information.

See Note 3 - Going Concern, for additional information.

5. Accounts Receivable and Revenue Recognition

	As of June 30, 2026	As of March 31, 2026
Accounts receivable, net
ETP and ETF support service fees	43,624	108,235
Other receivables	21,033	21,033
Accounts receivable, net	$64,657	$129,268

	Three months ended June 30, 2026	Three months ended June 30, 2025
Revenue
Support services (ETP and ETF)	$38,399	$-
Revenue	$38,399	$-

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

5. Accounts Receivable and Revenue Recognition (cont.)

ETP and ETF support services - 21Shares

Effective April 4, 2025, the Company entered into a five-year support services agreement with 21 Shares. The European 21Shares Dogecoin ETP commenced trading on April 8, 2025 and the U.S. 21Shares Dogecoin ETF (ticker: TDOG) commenced operations on January 22, 2026.

Under the agreement, the Company provides a royalty-free license to specified Dogecoin and House of Doge marks together with research and operational assistance, marketing support, website and link support, access to relationships and channels, and related ongoing collaboration activities. The licensed marks and support activities are highly interdependent and are accounted for as one combined stand-ready performance obligation satisfied over time.

Consideration is variable and equals the Company’s contractual 50% share of gross sponsor or management fees actually received by 21Shares for the applicable product. Revenue is constrained until the underlying product fee activity is earned and the Company’s gross fee share is determinable from 21Shares’ quarterly statements and related invoices.

The Company is principal for the combined licensed marks and support service because it controls and is primarily responsible for that specified service before transfer to 21Shares. The Company is not principal for the underlying ETP or ETF sponsorship, issuance, regulatory, custody, distribution or fund-management services performed or arranged by 21Shares and therefore does not recognize 100% of the underlying product fees. Its share of product operating costs separately invoiced by 21Shares is presented as cost of services and accounts payable rather than as a reduction of revenue, to the extent the costs represent distinct services at fair value.

For the three months ended June 30, 2026, the Company recognized $38,399 of ETP and ETF support-services revenue, compared with no revenue in the prior-year period. The Company separately recognized $16,399 cost related to the European ETP and U.S. ETF. The related support-services receivable was $43,624 at June 30, 2026 and $108,235 at March 31, 2026.

Remaining performance obligations

At June 30, 2026, the Company had no fixed transaction price allocated to unsatisfied or partially unsatisfied performance obligations. Consideration under the continuing 21Shares support agreement is entirely variable based on future sponsor and management fee activity and is allocated to the service period in which the related support is provided. The Company applies the practical expedient in ASC 606 and does not disclose an estimate of variable consideration allocated to future performance obligations when the consideration is allocated entirely to a wholly unsatisfied performance obligation or to a distinct future period of a series.

Customer and credit concentrations

21Shares accounted for 100% of the Company’s revenue for the three months ended June 30, 2026 and approximately 67.5% of accounts receivable at June 30, 2026. Approximately 83.7% of accounts receivable at March 31, 2026 was due from 21Shares. The Company had no revenue for the three months ended June 30, 2025.

6. Prepaid and Other Current Assets

The following table presents the components of prepaid and other current assets as of June 30, 2026 and March 31, 2026:

	As of June 30, 2026	As of March 31, 2026
Prepaid deposits	$1,005,727	$1,019,732
Deferred financing and offering costs	-	900,834
Sponsorships	-	80,815
Prepaid insurance and other prepaid expenses	62,358	40,907
Legal retainers	11,514	20,112
Compliance support and reporting	54,658	-
Total prepaid expenses and other current assets	$1,134,257	$2,062,400

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

6. Prepaid and Other Current Assets (cont.)

Prepaid expenses are recognized as an expense over the applicable service or benefit periods. Investment-related and other deposits are reclassified or otherwise accounted for upon completion or settlement of the underlying transaction. The Company evaluates the recoverability of these balances at each reporting date.

At June 30, 2026, prepaid deposits included $892,685 previously paid in connection with the proposed acquisition of a minority interest in Sierre-Valais Sport SA (“SVS”), which includes HC Sierre.

As of June 30, 2026, the proposed equity acquisition had not closed, no SVS shares had been issued or transferred to the Company, and the Company had not obtained voting, dividend, liquidation or board-observer rights. Accordingly, $892,685 of paid consideration remained classified as an investment-related prepaid deposit rather than an equity investment. Management did not identify impairment indicators as of June 30, 2026. The remaining contractual share consideration of $1,973,521 was not recognized because the arrangement remained executory at June 30, 2026. See Note 16 - Commitments and Contingencies.

7. Investments

	As of June 30, 2026	As of March 31, 2026
Equity Securities
DataCentrex Inc. common shares	$-	$370,296
21Shares Dogecoin ETF(TDOG) common shares	1,132,997	-
Stay Inc. common shares	1,200,000	1,200,000
CleanCore Solutions Inc. Class B common shares	10,659,999	3,204,000
Equity securities	12,992,996	4,774,296
Unsecured convertible debt securities:
McQueen Labs Inc. - Tranche I	1,177,884	1,178,432
McQueen Labs Inc. - Tranche II	479,059	479,282
Unsecured convertible debt securities	1,656,943	1,657,714
McQueen Labs Inc. Series F convertible preferred shares	265,679	235,024
Preferred stock	265,679	235,024
Common stock purchase warrants
CleanCore Solutions Inc. pre-funded warrants	819,916	355,918
CleanCore Solutions Inc. strategic advisory services warrants	9,078,553	3,567,386
Common stock purchase warrants	9,898,469	3,923,304
Equity-method investment:
LBK Triestina Holdings LLC	-	-
Total Investments	$24,814,087	$10,590,338

Short-term investments	1,656,943	2,028,010
Long-term investments	$23,157,144	$8,562,328

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

a) Datacentrex Inc.

Initial investment and ownership

On March 13, 2025, the Company purchased 1,718,750 Class A membership units of US Data and Energy, LLC (“USDAE”), representing approximately 15.32% ownership, for $2,750,000 ($1.60 per unit). As the Company lacked control or significant influence and the units lacked a readily determinable fair value, the investment was accounted for under ASC 321, Investments—Equity Securities, using the measurement alternative (cost, less impairment, adjusted for observable price changes). On July 10, 2025, the Company sold 1,562,500 units for $2,500,000 at carrying value; no gain or loss was recognized. The Company retained 156,250 units and had a $250,000 carrying amount ($1.60 per unit).

On July 22, 2025, USDAE was acquired by Dogehash Technologies, Inc. (“Dogehash”), and the retained units were exchanged for 172,231 Dogehash common shares without additional consideration; the $250,000 aggregate basis was unchanged (approximately $1.45 per share).

On December 15, 2025, Dogehash completed a business combination with Thumzup Media Corporation and the public company was renamed Datacentrex, Inc (NASDAQ: “DTCX”). The Company then discontinued the measurement alternative and measured the publicly traded shares at fair value through earnings.

March 31, 2026 measurement

At March 31, 2026, the Company held 172,231 DTCX common shares (approximately 0.49% ownership). Using the $2.15 quoted closing price, the Level 1 fair value was $370,296 and was presented within short-term investments.

June 2026 disposition

Disposition result	Three months ended June 30, 2026
Net proceeds from sale of 172,231 common shares	$366,607
Carrying amount derecognized	(370,296)
Loss on disposal	$(3,689)

During June 2026, the Company sold 100% of their DTCX common shares for aggregate proceeds of $366,607, representing an average selling price of approximately $2.13 per share. In connection with sale, the Company derecognized the March 31, 2026 carrying amount of $370,296 and recognized a loss on disposal of $3,689 in the unaudited interim condensed consolidated statement of loss and comprehensive loss. The $366,607 of net sale proceeds is presented as proceeds from the sale of investments within investing activities in the unaudited interim condensed consolidated statement of cash flows and the $3,689 loss on disposal is presented as a reconciling non-cash adjustment within operating activities.

At June 30, 2026, the Company held no DTCX common shares, had no remaining ownership interest in Datacentrex and reported no related carrying amount.

b) Stay Inc.

Initial investment and ownership

On June 12, 2025, the Company through its wholly owned subsidiary Dogecoin Ventures Inc., entered into an agreement with Stay Inc. (“Stay”), a privately held company, and acquired 6,000,000 Stay common shares for cash consideration of $1,200,000, or $0.20 per share. The investment represented approximately 6.9% of Stay’s outstanding basic common shares at the date of acquisition. The agreement provides the Company with the right to nominate one representative to Stay’s board of directors. Based on its ownership level and limited involvement, the Company determined that it does not exercise significant influence over Stay’s operating and financial policies. Accordingly, the investment is not accounted for under the equity method under ASC 323, Investments—Equity Method and Joint Ventures, and is within the scope of ASC 321, Investments—Equity Securities.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

Conditional purchase commitments

Under the agreement the Company was required to purchase up to an additional 12,000,000 Stay common shares for $2,400,000 ($0.20 per share) if specific future liquidity events occurred within twelve months of the June 12, 2025 effective date. The potential additional purchases were:

●	The purchase of 6,000,000 shares for $1.2 million upon stay receiving conditional or final approval (whichever occurred first) to list on a recognized stock exchange in the Canada or the United States within the contractual period.

●	The purchase of an additional 6,000,000 shares for $1.2 million upon commencement of trading on a recognized stock exchange within the contractual period.

As of June 30, 2026, neither liquidity event had been confirmed as occurring within the contractual period, nor additional shares had been issued or purchased, and the contractual period had expired. Accordingly, the contingent purchase provisions were not triggered, and, absent an amendment or extension, no further purchase commitment remained outstanding. No additional investment, commitment liability, or derivative liability was recognized as of June 30, 2026. At March 31, 2026, the contractual period remained open, and the maximum potential additional commitment was $2,400,000 for 12,000,000 shares, no liability was recognized because neither triggering event had occurred.

Subsequent measurement

Because the investment does not have a readily determinable fair value, the Company elected the measurement alternative under ASC 321. Accordingly, the investment is carried at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. As of June 30, 2026 and March 31, 2026, the Company held 6,000,000 Stay common shares and the carrying amount was $1,200,000. Management did not identify a qualifying observable transaction after the acquisition; $0.20 per share remained Stay’s most recently completed financing price. Management also did not identify impairment indicators as of June 30, 2026. Accordingly, no impairment loss or observable-price-change adjustment was recognized during the three months ended June 30, 2026 and the carrying amount did not change from March 31, 2026.

The investment is included in long-term investments on the unaudited interim condensed consolidated statements of financial position as of both June 30, 2026 and March 31, 2026.

c) McQueen Labs Inc.

The Company, through its wholly owned subsidiary Dogecoin Ventures Inc. (“DVI”), holds senior unsecured, non-interest-bearing convertible debentures and Series F convertible preferred shares issued by McQueen Labs Inc. (“McQueen”), a privately held Delaware corporation and a related party due to management relationships between the entities. DVI does not control McQueen and does not have the ability to exercise significant influence over McQueen’s operating or financial policies.

Convertible Debentures:

Transaction and contractual terms

During the year ended March 31, 2026, DVI acquired two senior unsecured, non-interest-bearing convertible debentures issued by McQueen with aggregate principal of $1,700,000. The $1,200,000 Tranche I was funded on May 9, 2025, and the $500,000 Tranche II was funded on June 30, 2025 through the transfer of 3,002,80 3 Dogecoin. In connection with the financings, DVI also received an aggregate of 1,700 Series F convertible preferred shares.

If a Qualified Offering or Qualified Event does not occur, the debentures are repayable in cash at maturity. Before maturity, the principal automatically converts upon a Qualified Offering or Qualified Event, including a qualifying public offering, direct listing, reverse takeover or de-SPAC transaction. The conversion price is the lower of the price derived from a $54.0 million valuation cap and 80% of the applicable five-day volume-weighted average trading price.

The debentures originally matured on February 9, 2026 and March 31, 2026, respectively. The agreements permitted two three-month extensions, subject to DVI’s consent. DVI consented to the first extensions on February 9, 2026 and March 31, 2026 and to the second extensions on May 9, 2026 and June 30, 2026. The second extensions revised the respective maturity dates to August 9, 2026 and September 30, 2026 and resulted in the issuance of an additional 180 and 75 Series F preferred shares.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

At June 30, 2026, no Qualified Offering, Qualified Event, conversion, default, change-of-control event or cash repayment had occurred. The embedded conversion features were not accounted for separately from the debt hosts based on the terms and conditions of the instruments.

Accounting and subsequent measurement

The Company accounts for the debentures as available-for-sale debt securities under ASC 320, Investments - Debt Securities and measures them at fair value at each reporting date, with unrealized gains and losses recognized in other comprehensive income. The Series F preferred shares are equity securities within the scope of ASC 321, Investments - Equity Securities, Because the shares do not have a readily determinable fair value, the Company elected the measurement alternative and carries them at cost, less impairment, adjusted for observable price changes in orderly transactions for similar securities of McQueen. The Company did not elect recurring fair value measurement for the Series F preferred shares. The recurring fair value measurements of the debentures and the non-recurring grant-date fair value measurements of the Series F preferred shares are classified within Level 3 because their valuations use significant unobservable inputs.

The Company estimated the fair value of the debentures using a discounted cash flow model based on the contractual principal amounts, remaining terms to maturity and a market-participant discount rate of 18.5%. At June 30, 2026, the fair values of Tranche I and Tranche II were $1,177,884 and $479,059, respectively, for an aggregate fair value of $1,656,943, compared with $1,178,432 and $479,282, respectively, and $1,657,714 in the aggregate at March 31, 2026.

During the three months ended June 30, 2026, the 255 Series F preferred shares issued in connection with the second extensions were initially recognized at an aggregate grant date fair value of $30,655. The debentures were then re-measured to fair value. The Company recognized a net unrealized gain of $29,884 related to the debentures in other comprehensive income during the quarter. Cumulative unrealized gains included in accumulated other comprehensive income were $222,622 at June 30, 2026.

Series F convertible preferred shares

In connection with the original financings, DVI received 1,700 Series F convertible preferred shares. Each Series F share is convertible into McQueen common shares at a fixed conversion price of $0.54 per share during the 36-month period following the applicable closing and converts mandatorily upon a Qualified Offering or Qualified Event. The Series F shares were privately issued, are subject to transfer restrictions and are not traded in an active market.

Under the debenture agreements, each three-month maturity extension entitles DVI to additional Series F preferred shares with an aggregate stated value equal to 15% of the funded amount of the related debenture. The first extensions resulted in 180 and 75 additional shares. During the three months ended June 30, 2026, the second extension resulted in an additional 180 shares on May 9, 2026 and 75 shares on June 30, 2026. DVI held 2,210 Series F preferred shares at June 30, 2026, compared with 1,955 shares at March 31, 2026.

The second-extension shares were initially measured at grant-date fair value. The 180 shares received on May 9, 2026 were initially measured at $21,639, and the 75 shares received on June 30, 2026 were initially measured at $9,016. The shares were accounted for as non-cash consideration for contractual extensions and as a continuation of the existing investment.

The Company applies the ASC 321 measurement alternative to all McQueen Series F preferred shares because the shares do not have a readily determinable fair value. Following initial recognition at grant-date fair value, the shares are carried at cost, less impairment, adjusted for qualifying observable price changes. At March 31, 2026, the carrying amount of the 1,955 preferred shares was $235,024. The Company did not identify an impairment indicator or a qualifying observable price change at March 31, 2026.

Fair value measurements

The grant-date fair value of the Series F preferred shares was estimated using an option-pricing-method backsolve calibrated to the consideration paid in recent McQueen equity financings. Significant unobservable inputs included a risk-free interest rate of 3.92% and expected volatility of McQueen common shares of 125%. These initial recognition measurements are classified within Level 3 of the fair value hierarchy.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

At June 30, 2026, the carrying amount of the Company’s 2,210 Series F preferred shares was $265,679, compared with $235,024 for 1,955 shares at March 31, 2026. No impairment or qualifying observable price adjustment was recognized during the three months ended June 30, 2026. The total carrying amount of the McQueen investment was $1,922,622 at June 30, 2026, compared with $1,892,738 at March 31, 2026.

Related-party transactions

McQueen is a related party of the Company due to management relationships between the entities. The Company’s related-party transactions with McQueen consisted of the acquisition and extension of the convertible debentures and the receipt of Series F preferred shares described above. The related investment balances were $1,922,622 and $1,892,738 at June 30, 2026 and March 31, 2026, respectively. No amounts were payable to McQueen at either date.

The following table summarizes the Company’s recurring Level 3 fair value measurements at June 30, 2026. The Series F preferred shares are excluded because they are not subsequently measured at recurring fair value:

Instrument	Fair value	Valuation technique and significant unobservable inputs
Convertible debenture – Tranche I	$1,177,884	Present value model using contractual principal, remaining term and an 18.5% market-participant discount rate.
Convertible debenture – Tranche II	479,059	Present value model using contractual principal, remaining term and an 18.5% market-participant discount rate.
Total recurring Level 3 investments	$1,656,943

Credit loss assessment and presentation

Available-for-sale debt securities are evaluated for credit losses when their fair value is below adjusted amortized cost. At June 30, 2026 and March 31, 2026, the fair value of the McQueen debentures exceeded their adjusted amortized cost basis, and management did not identify a credit-related loss. Accordingly, no allowance for credit losses was recorded at either date. The Series F preferred shares are evaluated for impairment and qualifying observable price changes under ASC 321. No impairment indicator or qualifying observable price change was identified at June 30, 2026 or March 31, 2026. The debentures are presented as short-term investments because their contractual maturities were within twelve months of each reporting date, and the Series F preferred shares are presented as long-term investments on the unaudited interim condensed consolidated statement of financial position.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

d) Investment in CleanCore Solutions Inc.

The Company, through its wholly owned subsidiary Dogecoin Ventures Inc., holds CleanCore Solutions Inc. (“CleanCore”) common shares, pre-funded warrants and strategic advisory services warrants. Following the June 30, 2026 merger with Brag House Holdings, Inc. (“Brag House”), the consolidated balance also includes 4,000,000 CleanCore Class B common shares held by Brag House.

Pre-funded warrants and common shares

On September 5, 2025, the Company acquired 10,000,000 pre-funded warrants to purchase CleanCore Class B common shares for aggregate consideration of $10,000,000. The consideration consisted of $4,250,110 in cash and $5,749,890 in digital assets, representing 26,856,093 Dogecoin measured at fair value on the transaction date. Each pre-funded warrant was exercisable for one CleanCore common share after payment of a nominal remaining exercise price of $0.0001 per share. The aggregate nominal remaining exercise price of $1,000 was included in the upfront consideration.

On September 23, 2025, 9,000,000 of the pre-funded warrants were automatically exercised and converted into 9,000,000 CleanCore Class B common shares after completion of the applicable shareholder notice and board approval process. Immediately before exercise, the warrants were re-measured to an aggregate fair value of $17,820,000 using the quoted CleanCore share price of $1.98 per share. The resulting $8,820,000 fair value gain was recognized in earnings, and the fair value of the exercised warrants was reclassified to CleanCore common shares. No substantive additional cash consideration was paid upon exercise. Following the conversion, 1,000,000 pre-funded warrants remained outstanding.

On June 30, 2026, the Company completed its merger with Brag House. Upon consolidation, the Company included 4,000,000 CleanCore Class B common shares held by Brag House. Together with the 9,000,000 shares held by Dogecoin Ventures Inc. (“DVI”), the Company included 13,000,000 CleanCore Class B common shares in its consolidated financial statements at June 30, 2026.

At June 30, 2026, the 13,000,000 common shares included in the consolidated financial statements had a fair value of $10,659,999 based on the quoted closing market price of approximately $0.82 per share, compared with 9,000,000 shares with a fair value of $3,204,000 based on $0.356 per share at March 31, 2026. Of the June 30, 2026 balance, 9,000,000 shares were held by DVI, and 4,000,000 shares were held by Brag House. The remaining 1,000,000 pre-funded warrants had fair values of $819,916 and $355,918 at June 30, 2026 and March 31, 2026, respectively, based substantially on the quoted value of the underlying CleanCore common shares, adjusted for the nominal remaining exercise price. The common shares and the remaining pre-funded warrants are re-measured at each reporting date, and changes in fair value are recognized in earnings.

During the three months ended June 30, 2026, the Company recognized an unrealized gain of $4,176,000 on the 9,000,000 common shares held by DVI and an unrealized gain of $463,999 on the remaining pre-funded warrants. The 4,000,000 shares held by Brag House were included in the consolidated financial statements upon completion of the merger on June 30, 2026 and are not included in these quarterly fair value changes.

At June 30, 2026, all CleanCore common shares and warrants held by the Company were pledged as collateral under the Yorkville financing arrangement and were restricted from transfer. See Note 10, Short-term debt.

Strategic advisory services warrants

On September 5, 2025, the Company entered into a five-year strategic advisory services agreement with CleanCore. As non-cash consideration for strategic integration and diversification, treasury and industry advisory, vendor selection and strategic partnerships, reporting and board advisory, and ongoing strategic support, the Company received 14,000,034 warrants to purchase CleanCore common shares. The warrants were issued in the following two tranches:

Instrument	Quantity	Exercise price	Expiration date	June 30, 2026 fair value	March 31, 2026 fair value
Strategic advisory warrants - Tranche 1	8,750,021	$1.00	05-Sep-30	$5,753,134	$2,269,267
Strategic advisory warrants - Tranche 2	5,250,013	$1.33	05-Sep-30	3,325,419	1,298,119
Total warrants outstanding	14,000,034			$9,078,553	$3,567,386

The strategic advisory services warrants had an aggregate grant-date fair value of $41,700,044, consisting of $26,212,079 for the $1.00 tranche and $15,487,964 for the $1.33 tranche. At grant, the Company recognized the warrant assets and a corresponding contract liability for future advisory services. The strategic advisory arrangement was terminated effective March 6, 2026. The termination did not cancel, forfeit, modify or subject the warrants to refund or claw back. Accordingly, the warrants remained outstanding as freestanding financial assets and continued to be measured at fair value through earnings after the service arrangement ended. Upon termination of the strategic advisory arrangement, the remaining $37,543,742 contract liability was recognized in other income rather than revenue. No additional advisory services were provided, and no advisory revenue or deferred revenue activity occurred during the three months ended June 30, 2026 and 2025.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

Accounting policy and significant influence assessment

The CleanCore common shares are equity securities with readily determinable fair values and are measured at fair value through net income under ASC 321, Investments - Equity Securities. The pre-funded warrants and strategic advisory services warrants are freestanding financial assets measured at fair value through earnings under the applicable financial instrument guidance, including ASC 815, Derivatives and Hedging, and ASC 820, Fair Value Measurement. The Company recognizes changes in fair value within loss (gain) on change in fair value of investments in the unaudited interim condensed consolidated statements of operations and comprehensive loss. Because these instruments are measured at fair value through earnings, a separate impairment model is not applied.

The Company’s asset-management, strategic-advisory and other service arrangements with CleanCore were terminated effective March 6, 2026, and the Company had no continuing rights to provide services to or participate in the management or operating policies of CleanCore. During the year ended March 31, 2026, CleanCore was a related party of the Company because of board and management relationships between the entities. Timothy Stebbing, the Company’s Chief Technology Officer, served as a CleanCore director, and Marco Margiotta, the Company’s Chief Executive Officer, served as CleanCore’s Chief Investment Officer until March 4, 2026. Mr. Stebbing continued to serve as a director of CleanCore after termination of the arrangements, although his board service did not arise from a contractual designation right held by the Company. The Company had no contractual right to appoint, nominate or remove a CleanCore director. Following termination of the service arrangements, Mr. Margiotta’s resignation and the cessation of Mr. Stebbing’s role as a representative of the Company, management concluded that CleanCore was no longer a related party after March 6, 2026. The Company recognized no revenue from the terminated CleanCore service arrangements during the three months ended June 30, 2026 or 2025, and no related accounts receivable or contract liabilities were outstanding at June 30, 2026 or March 31, 2026.

At June 30, 2026, the 13,000,000 CleanCore common shares included in the consolidated financial statements represented approximately 5% of CleanCore’s outstanding common shares. Assuming exercise of the remaining pre-funded warrant and all strategic advisory services warrants, the Company’s potential ownership would remain below the 20% presumption threshold before considering the contractual beneficial-ownership limitations of 4.99%, or 9.99% if elected following the required advance notice. The Company did not hold any contractual right to appoint, designate or remove a CleanCore director, veto or consent rights, or other contractual rights to participate in CleanCore’s operating or financial policy decisions. Based on the Company’s voting ownership, potential ownership, contractual rights and the termination of the service arrangements on March 6, 2026, management concluded that the Company did not have the ability to exercise significant influence over CleanCore at June 30, 2026 or March 31, 2026. Accordingly, the equity method of accounting was not applied at either reporting date.

Fair value changes recognized in earnings

The following table summarizes the changes in fair value recognized in earnings for the three months ended June 30, 2026:

Instrument	Three months ended June 30, 2026
DVI common shares	$4,176,000
Pre-funded warrants	463,999
Strategic advisory services warrants	5,511,166
Total net fair value gain	$10,151,165

The fair value changes reflect the increase in CleanCore’s quoted share price from $0.356 at March 31, 2026 to approximately $0.82 at June 30, 2026 and, for the strategic advisory services warrants, changes in the market-based assumptions used in the option-pricing model. The quarterly fair value gain excludes the 4,000,000 CleanCore common shares held by Brag House that were included in the consolidated financial statements upon completion of the merger on June 30, 2026.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

Fair value hierarchy

The following table presents the recurring fair value measurements for the CleanCore instruments as of June 30, 2026:

Instrument	Level 1	Level 2	Level 3	Total
CleanCore common shares	$10,659,999	$-	$-	$10,659,999
Pre-funded warrants	-	819,916	-	819,916
Strategic advisory services warrants	-	9,078,553	-	9,078,553
Total	$10,659,999	$9,898,469	$-	$20,558,468

The common shares are classified within Level 1 because they are valued using an unadjusted quoted price in an active market. The remaining pre-funded warrants and strategic advisory services warrants are classified within Level 2 because their fair values are derived from the quoted CleanCore common share price, contractual terms and other market-based observable inputs. There were no transfers between levels during the three months ended June 30, 2026.

Valuation techniques and inputs

The fair value of the remaining pre-funded warrants was based substantially on the quoted CleanCore common share price, adjusted for the nominal remaining exercise price. The Company used the Black-Scholes option-pricing model to estimate the fair value of the strategic advisory services warrants. The model is an income-approach valuation technique. The following table summarizes the principal inputs used for the strategic advisory services warrants at June 30, 2026 and March 31, 2026:

Valuation input	June 30, 2026	March 31, 2026	Application
CleanCore common share price	$0.82 per share	$0.356 per share	Quoted closing market price used as the underlying share price
Risk-free interest rate	4.17%	3.92%	U.S. Treasury yield consistent with the remaining contractual term
Expected term	4.19 years	4.44 years	Remaining period to the September 5, 2030 expiration date
Expected volatility	126.49%	126.64%	Historical volatility of CleanCore common shares used as a market-participant proxy
Dividend yield	0.00%	0.00%	No dividends assumed over the expected term
Exercise prices	$1.00 and $1.33	$1.00 and $1.33	Contractual exercise prices for the strategic advisory warrant tranches

The fair value of the strategic advisory services warrants is particularly sensitive to changes in CleanCore’s common share price and expected volatility. In isolation, increases in the share price, expected term or expected volatility generally increase the estimated fair value of the strategic advisory services warrants, while decreases in those assumptions generally reduce the estimated fair value. Changes in the risk-free interest rate and dividend yield have a comparatively smaller effect at the reported exercise prices and remaining terms.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

e) 21Shares Dogecoin ETF (TDOG)

Initial acquisition and ownership

The Company holds common shares of beneficial interest in the 21Shares Dogecoin ETF (“TDOG”), which provides indirect exposure to Dogecoin. The investment is accounted for under ASC 321 and measured at fair value, with changes in fair value recognized in earnings. The investment is classified as long term because management does not intend to sell the shares within twelve months of June 30, 2026. The Company concluded that it neither controls nor exercises significant influence over TDOG because the trust is managed by its sponsor and the shares do not provide the Company with substantive voting, management or policy-making rights, and the Company’s separate role as a service provider to the Trust does not provide power over the activities that most significantly affect the Trust’s economic performance. Accordingly, the Company does not consolidate the Trust and does not apply the equity method to its TDOG investment.

In April 2026, the Company purchased an aggregate of 78,000 TDOG shares for consideration of $1,468,805. The Company incurred commissions and handling fees of $14,663, which were recognized in expense as incurred because the shares are subsequently measured at fair value through net income. Total cash settlement for the purchases was $1,483,468.

At June 30, 2026, the carrying value was determined using the unadjusted quoted market price of $14.5256 per share multiplied by 78,000 shares. During the three months ended June 30, 2026, the Company recognized an unrealized loss of $335,808 on the change in fair value of the investment in earnings. No amount was recognized in other comprehensive income.

Three months ended June 30, 2026	Amount
Unrealized loss on change in fair value	$(335,808)
Brokerage commissions and handling expense	(14,663)
Total investment-related loss and transaction expense	$(350,471)

Fair value measurement

The TDOG shares are measured on a recurring basis using an unadjusted quoted price in an active market and are therefore classified within Level 1 of the fair value hierarchy under ASC 820, Fair Value Measurement. The following table presents the fair value hierarchy for investment. The Company held no TDOG shares at March 31, 2026, and there were no transfers among levels during the three months ended June 30, 2026.

Measurement date	Level 1	Level 2	Level 3	Total
June 30, 2026	$1,132,997	$-	$-	$1,132,997
March 31, 2026	$-	$-	$-	$-

At June 30, 2026, all 78,000 TDOG shares were restricted because they were pledged as collateral for the margin arrangement loan of $700,000 (See Note 10 - Short-term debts). Under the brokerage terms, the broker may sell, loan or repledge securities in the account. The Company continues to recognize the pledged shares as an investment and related margin liabilities are presented gross in the condensed consolidated balance sheet.

March 31, 2026 purchase commitment

At March 31, 2026, the Company’s contractual commitment to purchase $1.5 million of TDOG shares was executory. No trade or subscription had been accepted, no shares had been delivered, and no funds had been remitted or escrowed. Accordingly, the Company recognized no investment asset, purchase payable, expense, derivative instrument or loss contingency at March 31, 2026. The April 2026 purchases fully satisfied the commitment, and no remaining TDOG purchase commitment existed at June 30, 2026. The investment purchase was separate from the Company’s service arrangement with 21Shares and was not recorded as consideration payable to a customer or as a reduction of revenue.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

f) LBK Triestina Holdings LLC

The Company, through its wholly owned subsidiary Dogecoin Ventures Inc. (“Dogecoin Ventures”), holds preferred membership units in LBK Triestina Holdings LLC (“LBK”), a Delaware limited liability company that indirectly owns and operates Unione Sportiva Triestina Calcio 1918 s.r.l. (“Triestina”), an Italian professional football club.

At June 30, 2026 and March 31, 2026, the investment had a carrying amount of nil after recognition of equity-method losses, basis-difference expense and impairment losses. The Company’s direct ownership interest increased to 42.68% at June 30, 2026 from 40.03% at March 31, 2026 as a result of additional capital contributions during the three months ended June 30, 2026.

Background and ownership

Dogecoin Ventures became a preferred member of LBK on December 1, 2025, when LBK’s Second Amended and Restated Limited Liability Company Agreement became effective. At March 31, 2026, Dogecoin Ventures held 3,735,267 preferred units, representing a 40.03% direct ownership interest, and had a cumulative investment cost of $5,196,127.

During the three months ended June 30, 2026, the Company made additional capital contributions of $1,029,064, consisting of $779,064 in April 2026 and $250,000 in May 2026. Of these contributions, $460,000 was funded directly by Dogecoin Ventures and $569,064 of principal was funded through related-party loans; $5,345 of related interest was recognized under the related-party funding arrangements. At June 30, 2026, Dogecoin Ventures held 4,502,585 preferred units, representing a 42.68% direct ownership interest, and its cumulative investment cost was $6,225,191.

	June 30, 2026	March 31, 2026
Preferred units held	4,502,585	3,735,267
Direct ownership interest	42.68%	40.03%
Cumulative investment cost	$6,225,191	$5,196,127

Equity-method accounting and consolidation assessment

The Company accounts for its investment in LBK under the equity method because its ownership interest, director-designation rights and participation rights provide it with the ability to exercise significant influence over LBK’s operating and financial policies. At June 30, 2026, and March 31, 2026, LBK’s board consisted of two directors, one of whom was designated by the Company. Accordingly, the Company held one of the two board seats but did not control a majority of the board. .The Company also held less than 50% of LBK’s voting interests, cannot establish a board quorum by itself and lacks unilateral power to direct the activities that most significantly affect LBK’s economic performance. Accordingly, the Company does not have a controlling financial interest in LBK and is not its primary beneficiary; therefore, the Company does not consolidate LBK under either the voting-interest or variable-interest-entity model. The Company recognizes its direct share of LBK’s earnings or losses using the applicable direct sharing percentage and adjusts the investment for purchase-date basis differences associated with the underlying net assets.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

7. Investments (cont.)

Impairment and nonrecurring fair value measurements

The Company evaluates its equity-method investment for impairment when events or changes in circumstances indicate that a decline in value may be other than temporary. The Company made additional capital contributions of $1,029,064 during the three months ended June 30, 2026, but concluded that the decline in value remained other than temporary and recognized an impairment loss and reduced the investment to its estimated fair value of nil.

The June 30, 2026 fair value measurement was a nonrecurring Level 3 measurement. Management considered LBK’s recurring operating losses, negative net assets, continuing dependence on capital support, Triestina’s relegation from Series C to Series D, the ongoing legal and criminal investigation involving Triestina and certain current and former directors, technical insolvency, creditor claims, potential judicial-liquidation exposure, the negotiated business-crisis settlement process described below and the resulting bankruptcy risk. These significant factors indicated that the additional contributions represented capital support in a distressed and capital-dependent Company. Based on the totality of these factors management estimated the fair value of the investment at nil.

Legal and restructuring matters

On June 25, 2026, Triestina filed a petition to initiate a negotiated business-crisis settlement process under Italian law (the “CNC”), together with a request for protective measures and a draft restructuring plan. The Trieste Chamber of Commerce appointed an independent expert on June 30, 2026. At that date, Triestina was technically insolvent, and depended on continued investor funding and faced creditor claims, including a petition seeking judicial liquidation. The CNC is a consent-based creditor negotiation process and does not assure a successful restructuring; the process may terminate if recovery prospects are not demonstrated, which could result in judicial liquidation or bankruptcy.

On July 1, 2026, the expert accepted the appointment and the request for protective measures was published in the applicable business register. Management considered these subsequent procedural developments to the extent they provided additional evidence about the legal and financial conditions that existed at June 30, 2026. No gain or restoration of the previously impaired investment was recognized.

8. Intangible Assets and License Contract Liability

On January 31, 2025, the Company entered into an exclusive, royalty-bearing trademark license agreement (“the License Agreement”) with Dogecoin Foundation, Inc. and its affiliate, MadeUpNumbers Ltd. (collectively, the “Licensors”). The License agreement grants the Company worldwide rights to use certain Dogecoin related trademarks, including the DOGECOIN mark, in connection with the manufacture, marketing, sale and distribution of licensed goods and services. The initial contractual term is five years, and the Company has an option to renew the arrangement for an additional fifteen- year period.

Under the License Agreement, the Company is required to pay a royalty equal to 5% of net sales of licensed products and services, subject to a minimum aggregate royalty payment of $200,000 USD per month during the initial five year term. The minimum royalty payments are payable monthly in advance. The Company determined that the trademark license is a finite-lived intangible asset and amortizes the recognized cost on a straight-line basis over the initial five-year contractual term.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

8. Intangible Assets and License Contract Liability (cont.)

Initial recognition and measurement

At inception, the Company recognized the trademark license at a gross carrying amount of $8,014,429, consisting of $7,945,832 for the present value of minimum guaranteed royalty payments, $65,400 for the fair value of 32,700,000 common shares issued to the Licensors, and $3,197 for the initial fair value of the contractual top-up rights. The present value of the minimum royalty payments was determined using an annual discount rate of 18.5%.

A corresponding license contract liability was recognized for the present value of the fixed minimum royalty payments. The obligation is subsequently measured at amortized cost using the effective interest method. Scheduled minimum royalty payments reduce the obligation, and the unwinding of the discount is recognized as a finance expense.

The intangible asset is being amortized over 5 years. The amortization period will be reassessed annually to ensure alignment with the estimated useful life of the license.

Intangible license asset

The continuity of intangible assets for the period ended June 30, 2026 is as follows:

Intangible license asset	Amount
Balance, March 31, 2026	$6,144,395
Amortization expense	(400,721)
Balance, June 30, 2026	$5,743,674

The Company’s finite-lived intangible assets consist solely of the trademark license. The gross carrying amount, accumulated amortization and net carrying amount of the finite-lived trademark license were as follows:

	June 30, 2026	March 31, 2026
Gross carrying amount	$8,014,429	$8,014,429
Accumulated amortization	(2,270,755)	(1,870,034)
Total intangible license asset, net	$5,743,674	$6,144,395

Amortization expense was $400,721 for each of the three months ended June 30, 2026 and 2025. No additions or impairment charges were recorded during the three months ended June 30, 2026. Estimated amortization expense for the remaining contractual term is as follows:

Year ending June 30	Estimated amortization expense
2027	$1,202,164
2028	1,602,886
2029	1,602,886
2030	1,335,738
Total	$5,743,674

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

8. Intangible Assets and License Contract Liability (cont.)

License contract liability

The continuity of license contract liability for the period ended June 30, 2026 is as follows:

License contract liability	Amount
Balance, March 31, 2026	$6,715,438
Minimum royalty payments	(600,000)
Finance expense	282,473
Balance, June 30, 2026	$6,397,911

Less: current portion	(2,400,000)
Non-current portion	$3,997,911

During the three months ended June 30, 2026, the Company recognized finance expense of $282,473 using the effective interest method and made scheduled minimum royalty payments of $600,000, resulting in a net reduction of $317,527 in the license contract liability.

At June 30, 2026, the undiscounted future minimum royalty payments and their reconciliation to the carrying amount of the license contract liability were as follows:

Minimum payments under the License Agreement	Amount
Within 1 year	$2,400,000
2 to 3 years	4,800,000
4 to 5 years	1,400,000
Total minimum payments	8,600,000
Less: effect of discounting	(2,202,089)
Present value of minimum payments	$6,397,911

Equity guarantee and amendment

The original License Agreement included an equity guarantee under which the Licensors were entitled to own no less than 9.99% of the Company immediately following a qualifying go-public event. The guarantee was accounted for separately from the license contract liability. On June 25, 2025, the Company settled the guarantee by issuing 1,598,731 additional common shares with a fair value of $1,055,163. The parties subsequently amended and restated the License Agreement to reflect aggregate share consideration of 34,298,731 common shares; all other material terms continued to apply. No liability related to the equity guarantee remained at June 30, 2026 or March 31, 2026, and the settlement did not change the fixed minimum royalty payment schedule.

Impairment assessment

The Company evaluates the finite-lived trademark license for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At June 30, 2026 and March 31, 2026, the Company identified no such indicators. Accordingly, no recoverability test was required, and no impairment loss was recognized during the three months ended June 30, 2026.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

9. Yorkville Warrant

On December 4, 2025, prior to the completion of the Merger on June 30, 2026, Brag House Holdings, Inc. issued YA II PN, Ltd. (“Yorkville”) a warrant (the “Yorkville Warrant”) to purchase 10,173,881 shares of common stock in connection with the Yorkville common stock purchase agreement and convertible promissory note. The warrant was immediately exercisable and expires on December 4, 2028. The original exercise price was lower of (i) $1.50 per share or (ii) 130% of the average Nasdaq Official Closing Price of the common stock for the five trading days ending on the tenth trading day following the closing of the Merger, in each case subject to adjustment.

Upon completion of the Merger and the related one-for-eight reverse stock split on June 30, 2026, the original warrant share amount was adjusted to 1,271,735 shares and the $1.50 reference price was adjusted to $12.00. The June 30, 2026 valuation incorporated the warrant’s contractual business-combination adjustment using the specified five-day average Nasdaq closing price of $1.259, resulting in an adjusted aggregate of approximately 6,552,820 warrant shares and an exercise price of $1.6367 per share.

The Yorkville Warrant may be exercised for cash or, when the applicable registration statement or prospectus is unavailable, on a cashless basis. The exercise price and number of warrant shares are subject to customary adjustments for stock dividends, stock splits, reorganizations and similar events. Subject to limited exceptions, Yorkville may not exercise the warrant to the extent its beneficial ownership would exceed 4.99% of outstanding common stock; Yorkville may elect to increase this limitation to no more than 9.99%, subject to the contractual notice period. In certain fundamental transactions, Yorkville may require settlement of the unexercised warrant based on its Black Scholes Value. No portion of the Yorkville Warrant had been exercised as of June 30, 2026.

The Yorkville Warrant is a freestanding derivative within the scope of ASC 815, Derivatives and Hedging. It does not qualify for equity classification under ASC 815-40 because the fundamental transaction provision may require cash settlement in circumstances in which the warrant holder’s rights differ from those of holders of the Company’s common stock. Accordingly, the warrant is included in current liabilities and measured at fair value at each reporting date, with changes in fair value recognized in earnings.

The carrying amount of the Yorkville Warrant was as follows:

	June 30, 2026	March 31, 2026
Warrant derivative liability	$2,837,274	$-

No corresponding warrant derivative liability was included in the Company’s March 31, 2026 condensed consolidated balance sheet because the Merger had not been completed as of that date.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

9. Yorkville Warrant (cont.)

The following table presents the change in the warrant derivative liability for the three months ended June 30, 2026:

Amount
Balance at March 31, 2026	$-
Liability recognized in connection with the Merger	2,837,274
Change in fair value recognized in earnings	-
Exercises and settlements	-
Balance at June 30, 2026	$2,837,274

The fair value measurement is classified within Level 3 of the fair value hierarchy under ASC 820, Fair Value Measurement, because it incorporates significant unobservable inputs. The Company estimated the June 30, 2026 fair value using a Monte Carlo simulation based on geometric Brownian motion with 100,000 iterations. The model incorporated the warrant’s cash and cashless exercise features, the contractual business-combination adjustment and the following significant inputs:

Significant valuation input	June 30, 2026
Closing market price of common stock	$3.52
Contractual five-day average Nasdaq closing price	$1.259
Adjusted exercise price	$1.6367
Warrant shares after contractual adjustment (approximately)	6,552,820
Remaining contractual term	2.43 years
Expected volatility	90.485%
Risk-free interest rate	4.15%

At June 30, 2026, the resulting fair value of the Yorkville Warrant was $2,837,274. Changes in the Company’s stock price, expected volatility, remaining term, risk-free interest rate or contractual share adjustment could materially affect the estimated fair value. See Note 15, Fair Value Measurements, for additional information.

10. Short-Term Debt

The following table presents the carrying amounts of the Company’s short-term debt as of June 30, 2026 and March 31, 2026. All debt outstanding at June 30, 2026 was classified as current because the contractual maturities or repayment requirements were within twelve months of the reporting date. Debt for which the fair value option was elected is presented at the fair value of the entire instrument; contractual principal and accrued interest are not presented separately for those instruments. Related-party debt is presented separately on the consolidated balance sheet and is disclosed in Note 14 - Related Party Transactions.

Debt instrument	June 30, 2026	March 31, 2026
Secured promissory note - Brag House	-	$8,021,531
Additional short-term advance - Brag House	-	1,302,500
Margin loan	680,384	-
Yorkville convertible note, at fair value	1,679,287	-
Senior secured convertible notes, at fair value	2,733,454	-
Total short-term debt	$5,093,125	$9,324,031

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

10. Short-Term Debt (cont.)

Promissory Note and Advances - Brag House

On October 14, 2025, the Company entered into a secured promissory note with Brag House Holdings, Inc. (“Brag House”), which initially provided for borrowings of up to $8,000,000. Borrowings under the note bear interest at 5% per annum, with interest payable in arrears at maturity. The Company’s obligations are guaranteed by Dogecoin Ventures Inc., The Official Dogecoin Treasury and Reserve Inc. and House of Doge Canada Inc. and are secured by substantially all personal property and assets of Legacy HOD and the guarantors, including accounts, cash, equity interests and intellectual property, subject to permitted liens. The note originally matured on the earlier of six months following the first advance or the date on which all amounts became due following an event of default.

Effective December 4, 2025, the note was amended to increase the maximum principal amount to $10,000,000, include an additional $779,000 as principal, and subordinate Brag House’s security interest to the senior liens held by YA II PN, Ltd (“Yorkville”). During the fiscal year ended March 31, 2026, the Company received aggregate advances of $8,779,000 and repaid $758,583 of principal. As of March 31, 2026, principal outstanding was $8,020,417 and accrued interest was $1,114, resulting in a carrying amount of $8,021,531.

Effective April 14, 2026, the Company and Brag House amended the secured promissory note to extend its maturity date to June 30, 2026. During the three-months ended June 30, 2026, the Company received additional advances of $2,195,000 under the secured promissory note. During the same period, the Company made aggregate principal repayments of $1,229,194, consisting of $1,029,194 under the secured promissory note and $200,000 under the additional Brag House advance described below, and paid $109,692 of interest.

In addition, on December 4, 2025, the Company received a short-term advance of $3,365,000 from Brag House. The advance was due on demand and did not bear interest. The Company repaid $2,062,500 during the fiscal year ended March 31, 2026 and $200,000 during the three months ended June 30, 2026. The outstanding principal balance was $1,302,500 as of March 31, 2026 and $1,102,500 immediately before merger on June 30, 2026.

The secured promissory note and the additional advance were not repaid, cancelled or legally extinguished upon completion of the merger. The remaining obligations were reclassified in the respective legal entities as an intercompany payable of Legacy HOD and a corresponding intercompany receivable of the legal parent. These intercompany balances have no stated maturity or settlement date following the merger. Immediately before reclassification, aggregate principal outstanding was $10,288,722, consisting of $9,186,223 under the secured promissory note and $1,102,500 under the additional advance. The corresponding intercompany receivable and payable were eliminated in preparing the consolidated financial statements. Accordingly, no amount related to these balances is included in consolidated short-term debt at June 30, 2026.

Margin Loan

On June 29, 2026, the Company entered into a margin loan arrangement with Revere Securities (the “Broker”) and withdrew $700,000. The loan bears interest at a simple annual rate of 9%, calculated daily, and is collateralized by the Company’s holdings of common shares of beneficial interest in the 21Shares Dogecoin ETF (Nasdaq: TDOG) held in its brokerage account with the Broker.

During the three months ended June 30, 2026, the Company repaid $20,000 of principal. As of June 30, 2026, principal outstanding was $680,039 and accrued interest was $345, resulting in a carrying amount balance of $680,384 (March 31, 2026 - $nil).

Yorkville Convertible Note

On December 4, 2025, the Company and Brag House, as joint and several issuers, issued a convertible promissory note to Yorkville in an aggregate original principal amount of up to $11.0 million. Although the Company executed the note as a co-issuer, the related funds were advanced to Brag House. The note contemplated two advances, each funded at 90% of its principal amount. The first advance had an original principal amount of $3,850,000 and a purchase price of $3,465,000. The Brag House received net cash proceeds of $3,365,000 after transaction-related amounts. A March 20, 2026 amendment terminated Yorkville’s commitment to fund the second advance.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

10. Short-Term Debt (cont.)

A second amendment effective June 1, 2026 extended the maturity date to July 31, 2026. In connection with that amendment, Brag House paid $200,000 to reduce principal and $100,000 for the extension and related holder costs. Contractual principal outstanding was $1,587,500 as of June 30, 2026. The note is convertible in specified circumstances at a conversion price equal to 95% of the lowest daily volume-weighted average price of the Company’s common stock during the five consecutive trading days immediately preceding the conversion date, subject to adjustment. The note is secured, including by designated CleanCore Solutions Inc. securities held in controlled brokerage accounts.

The note includes a 4.99% beneficial-ownership limitation and an exchange cap that generally limits aggregate share issuances to 19.99% of the Company’s pre-transaction outstanding common shares unless shareholder approval is obtained, in each case subject to the terms of the transaction documents and applicable Nasdaq rules.

The Company elected the fair value option under ASC 825, Financial Instruments, for the Yorkville convertible note. Accordingly, the entire hybrid instrument is measured at fair value at each reporting date, and its embedded features are not separately bifurcated under ASC 815, Derivatives and Hedging. Changes in fair value are recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income.

The Yorkville convertible note was recognized in the Company’s consolidated financial statements upon completion of the merger on June 30, 2026. Its fair value and carrying amount as of June 30, 2026 were both $1,679,287. The measurement was categorized within Level 3 of the fair value hierarchy and estimated using a valuation approach that separately evaluated the contractual cash-settlement and contingent conversion outcomes. The cash-settlement outcome was valued using a discounted cash flow analysis based on the contractual payment terms and a market-participant discount rate. The conversion outcome was valued using the contractual conversion formula and market-participant equity assumptions, including the Company’s common stock price, expected volatility, remaining term and risk-free interest rate. The resulting outcome values were evaluated collectively to estimate fair value. The Yorkville convertible note was not included in the Company’s consolidated short-term debt as of March 31, 2026.

Senior Secured Convertible Notes

On May 4, 2026, Brag House issued senior secured convertible notes to three institutional investors with an aggregate original principal amount of $2,500,000. The investors funded aggregate cash proceeds of $1,875,000, reflecting a 25% original issue discount.

The notes mature on February 1, 2027 and bear interest at 12.0% per annum, computed on a 30/360 basis. Interest is payable quarterly in cash at the issuer’s election; otherwise, it is capitalized and compounded quarterly. During an event of default, the interest rate increases to 17.5% per annum. The notes are convertible at the holders’ option at an initial conversion price of $0.7101 per share, subject to adjustment; after giving effect to the one-for-eight reverse stock split completed in connection with the merger, the conversion price used for valuation was $5.6808 per share. The notes are secured by a second-priority lien on substantially all assets of Brag House and its subsidiaries, junior to the Yorkville lien. The lien becomes first priority upon repayment of the Yorkville note, subject to the transaction documents.

In connection with the financing, Brag House issued an aggregate of 375,000 post -merger common shares to the investors as a commitment fee, allocated pro rata based on each investor’s subscription amount.

The Company elected the fair value option under ASC 825 for the senior secured convertible notes. Accordingly, the hybrid instruments are measured at fair value at each reporting date, and their embedded features are not separately bifurcated under ASC 815. Changes in fair value are recognized in earnings, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income.

The senior secured convertible notes were recognized in the Company’s consolidated financial statements upon completion of the merger on June 30, 2026. Their aggregate fair value and carrying amount as of June 30, 2026 was $2,733,454. The fair value measurement was classified as Level 3 due to significant unobservable inputs and was determined using the methodology described below. There were no events of default through June 30, 2026. No senior secured convertible notes were included in the Company’s consolidated short-term debt as of March 31, 2026.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

10. Short-Term Debt (cont.)

Fair Value Measurements

The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2026. The Company classified both instruments within Level 3 because the valuation models used significant unobservable inputs. The Company had no debt liabilities measured at fair value on a recurring basis as of March 31, 2026.

Liability	Fair value	Level 1	Level 2	Level 3
Yorkville convertible note	$1,679,287	$–	$–	$1,679,287
Senior secured convertible notes	2,733,454	–	–	2,733,454
Total	$4,412,741	$–	$–	$4,412,741

The following table summarizes the changes in Level 3 debt liabilities measured at fair value on a recurring basis during the three months ended June 30, 2026:

Level 3 debt liabilities	Amount
Balance, March 31, 2026	$–
Liabilities recognized in connection with the merger	4,412,741
Changes in fair value recognized in earnings	–
Balance, June 30, 2026	$4,412,741

Because the Yorkville convertible note and the senior secured convertible notes were first recognized in the Company’s consolidated financial statements upon completion of the merger on June 30, 2026, no change in their fair value was recognized in earnings or other comprehensive income for the three months ended June 30, 2026. There were no transfers into or out of Level 3 during the period.

The fair values of the Yorkville convertible note and senior secured convertible notes were estimated by combining the present value of contractual principal and interest with the value of the applicable conversion feature. Contractual cash flows were discounted at 14.5%. The conversion features were valued using an option-pricing model with a common stock price of $3.52, expected volatility of 100.0%, a risk-free interest rate of 3.5% and no expected dividends. The expected terms were approximately 0.085 years and 0.592 years, and the conversion prices were $3.8606 and $5.6808, for the Yorkville convertible note and senior secured convertible notes, respectively.

The significant unobservable inputs were the market-participant discount rate and expected equity volatility. In isolation, an increase in the discount rate would generally decrease the fair value of the contractual debt cash flows, while an increase in expected volatility would generally increase the fair value of the conversion features. Changes in these inputs may not be independent and, therefore, the directional effect of a change in any one input may be affected by changes in other inputs

The following table presents the difference between the fair value and unpaid principal balance of debt instruments for which the fair value option was elected as of June 30, 2026:

Liability	Fair value	Unpaid principal	Fair value over (under) unpaid principal
Yorkville convertible note	$1,679,287	$1,587,500	$(91,787)
Senior secured convertible notes	2,733,454	2,500,000	(233,454)
Total	$4,412,741	$4,087,500	$(325,241)

Interest expense on short-term debt measured at amortized cost, excluding related-party debt was $110,037 for the three months ended June 30, 2026, consisting of $109,692 on the Brag House secured promissory note and $345 on the margin loan. Cash interest paid on such debt during the period was $110,806. During the three months ended June 30, 2025, there was no outstanding debt or interest expense. Interest expense on related-party debt is disclosed in Note 14 - Related Party Transactions.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

11. Capital Stock

Capital Structure

Capital Structure and reverse recapitalization

On June 30, 2026, the Brag House completed the Merger with House of Doge Inc. (“HOD”). Brag House was the legal acquirer and HOD was identified as the accounting acquirer. Accordingly, the Merger was accounted for as a reverse recapitalization. The historical financial statements before the Merger are those of HOD, and the equity structure presented for all periods has been retrospectively recast to reflect the legal parent’s capital structure. Legacy HOD common shares and Legacy HOD restricted share units (“RSUs”) were converted using the applicable 1.800385 exchange ratio as adjusted for the 1-for-8 reverse stock split.

As a result of the Merger, the Company’s authorized capital consists of 250,000,000 shares of common stock and 25,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The Company has designated 200,000 preferred shares as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 15,000 preferred shares as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and 65 preferred shares as Series C Convertible Preferred Stock (“Series C Preferred Stock”).

	June 30, 2026	March 31, 2026
Common shares issued and outstanding	75,902,985	74,250,000
Series C preferred shares issued and outstanding	2.051823	-
Common stock	$7,590	$7,425
Preferred stock	-	-
Additional paid-in capital	$47,717,442	$46,293,868
Common stock subscribed but unissued	$1,234	-

March 31, 2026 share and par value amounts have been retrospectively recast to reflect the Merger exchange ratio as adjusted for 1-for-8 reverse stock split.

The Series A Preferred Stock is entitled to one vote per share, has a liquidation preference of $0.50 per share, and automatically converts into one share of common stock upon the consummation of an underwritten public offering of common stock. The Series B Preferred Stock is non-voting, convertible at the holder’s option and classified as permanent equity. No Series A Preferred Stock or Series B Preferred Stock was issued and outstanding as of June 30, 2026.

Each share of Series C Convertible Preferred Stock is convertible into 5,000,000 shares of the Company’s common stock, par value $0.0001 per share, subject to certain beneficial ownership limitations. The Series C Preferred Stock votes together with the common stock on an as-converted basis, including a 4.99% beneficial ownership and voting cap. Holders are entitled to dividends on an as-converted basis when, as and if dividends are paid on the common stock. Upon liquidation, the Series C Preferred Stock ranks senior to the common stock, pari passu with the Company’s existing series of preferred stock, and junior only to securities expressly designated as senior. As of June 30, 2026, 2.051823 Series C preferred shares were outstanding, representing approximately 10,259,115 common-share equivalents before application of the beneficial ownership limitation; no Series C preferred shares were outstanding as of March 31, 2026.

The Series C certificate of designation contains customary anti-dilution adjustments for stock splits, stock dividends, recapitalizations and similar transactions. Series C Preferred Stock may be issued only in accordance with the Merger Agreement or in subsequent rights offerings in which Series C holders are entitled to participate on an as-converted basis.

Common stock activity

Immediately before the Merger, after giving effect to the legal parent’s 1-for-8 reverse stock split and pre-Merger issuances and conversions, Brag House Holdings, Inc. (“Brag House”) had 5,539,281 common shares outstanding. Those legacy Brag House shares remained outstanding at closing and are included in the Company’s June 30, 2026 common shares. Because HOD is the accounting acquirer, the March 31, 2026 comparative equity balances represent HOD’s historical balances retrospectively recast into the legal parent’s capital structure; the legacy Brag House net assets enter the consolidated financial statements on the Merger date through the reverse recapitalization.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

11. Capital Stock (cont.)

At closing, HOD common shareholders received 64,001,726 common shares and 2.049643 Series C preferred shares

Separately, holders of vested HOD RSUs received 6,361,978 common shares and 0.002180 Series C preferred shares at closing. Accordingly, HOD shareholders and vested HOD RSU holders received an aggregate of 70,363,704 common shares and 2.051823 Series C preferred shares. Together with the 5,539,281 legacy Brag House common shares, the Company had 75,902,985 common shares and 2.051823 Series C preferred shares outstanding immediately after the Merger and at June 30, 2026.

Upon consummation of the Merger, the reverse recapitalization resulted in the recognition of $666,253 of legacy legal-parent net assets, including $554 of common stock and $1,234 of common stock subscribed but unissued, and a $900,834 reduction to additional paid-in capital for transaction costs. In connection with the reverse recapitalization, the Company reclassified amounts within stockholders’ equity so that the common stock account equals the number of issued and outstanding common shares multiplied by the $0.0001 par value, with an offsetting adjustment to additional paid-in capital. The reclassification had no effect on total stockholders’ equity.

Restricted share units (“RSUs”)

The Company grants equity-classified RSUs to employees, executives, contractors and consultants. The awards generally vest based on continued service over periods of up to 18 months. Compensation cost is recognized over the requisite service period for each vesting tranche. During the three months ended June 30, 2026, HOD did not grant any new RSUs.

At March 31, 2026, HOD had 39,047,000 predecessor RSUs outstanding, comprising 23,497,000 vested RSUs pending settlement and 15,550,000 nonvested RSUs. During the three months ended June 30, 2026, 7,900,000 predecessor RSUs vested. The Merger did not change the aggregate grant-date fair value or the remaining service conditions of the awards.

Under the Merger settlement schedule, 28,747,000 vested predecessor RSUs were settled at closing. The remaining 2,650,000 predecessor RSUs that had vested by June 30, 2026 were converted into 1,041,892 vested successor RSUs and remained unsettled at period end. The 7,650,000 predecessor RSUs that remained nonvested were consolidated into 1,695,917 nonvested successor RSUs.

	March 31, 2026 predecessor units	March 31, 2026 equivalent successor units	June 30, 2026 successor units
Vested and unsettled	23,497,000	5,209,015	1,041,892
Nonvested	15,550,000	1,943,750	1,695,917
Total outstanding RSUs	39,047,000	7,152,765	2,737,809

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

11. Capital Stock (cont.)

The June 30, 2026 balance excludes the 28,747,000 vested predecessor RSUs settled at the Merger through the issuance of 6,361,978 common shares and 0.002180 Series C preferred shares.

The Company recognized RSU compensation expense of $1,657,766 in general and administrative expenses in the unaudited interim condensed consolidated statement of loss and comprehensive loss for the three months ended June 30, 2026, compared with $5,217,014 for the three months ended June 30, 2025. The current-period expense relates to HOD RSUs granted in prior periods. Because the Merger closed on June 30, 2026 and HOD is the accounting acquirer, the legal parent’s pre-Merger share-based compensation is not included in the consolidated results for the three months ended June 30, 2026.

Stock Options

In connection with the Merger completed on June 30, 2026, the Company recognized 34,831 vested and exercisable stock options (the “Options”) to purchase an equal number of shares of common stock that were previously issued by Brag House Holdings, Inc. (“Brag House”) under its 2024 Omnibus Incentive Plan.

The Options were fully vested before the acquisition date and did not require post-combination service, no unrecognized compensation cost related to the Options remained as of June 30, 2026.

The following table summarizes the Options recognized in connection with the Merger.

Stock Option Measure	June 30, 2026	March 31, 2026
Options outstanding and exercisable	34,831	-
Weighted Average Exercise Price	$6.60	-
Weighted Average Remaining Life	9.0 years	-
Aggregate Intrinsic Value	$-	-

Warrants

In connection with the Merger completed on June 30, 2026, the Company recognized 3,362,850 vested and exercisable warrants to purchase an equal number of shares of common stock that were previously issued by Brag House.

The following table summarizes the equity-classified warrant balances for the three months ended June 30, 2026:

Warrant class	Remaining Life (Years)	Number of Warrants	Exercise Price
PIPE Warrants	4.1	2,824,884	$3.768
Placement Agent Warrants	4.1	264,386	$3.768
H.C. Wainwright Warrants	4.1	268,048	$3.768
Underwriter Warrants	3.2	5,532	$32.000
Total as of June 30, 2026		3,362,850

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

12. General and administrative expenses

The table below presents the Company’s general and administrative expenses for the three-months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Bank fees	$18,229	$3,065
Insurance	23,560
Office expenses	91.411	35,916
Travel and entertainment	135,424	222,766
Consulting fees	469,469	2,622,995
Salaries and benefits	598,832
Technology development	762,727	737,041
Share-based compensation	1,657,766	5,217,014
Total general and administrative expenses	$3,757,418	$8,838,797

13. Income (Loss) Per Share

Basic income (loss) per share is determined by dividing net loss attributable to common stockholders by the weighted average number of basic shares outstanding for the relevant period. The calculation of diluted income (loss) per share includes the dilutive effect of potential shares outstanding during the relevant period.

The following table summarizes the securities that are excluded from the diluted per share calculation because the effect of including these potential shares is anti-dilutive. This exclusion only applies to the three months ended June 30, 2025, since the Company recorded income during the three months ended June 30, 2026 and therefore the effect of these shares was no longer anti-dilutive.

	Three months ended June 30, 2026	Three months ended June 30, 2025
Anti-dilutive securities not included in the calculation of diluted EPS (weighted average):
Convertible debt	2,524,723	-
Warrants	709,040	-
Convertible series C preferred stock	112,738	-
Stock options	202	-
Common stock subscribed but unissued	44	-
Non-vested RSUs outstanding	2,283,392	4,443,516
Total	5,630,139	4,443,516

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

13. Income (Loss) Per Share (cont.)

The following table sets forth the computation of basic and diluted income (loss) per share for the three-month periods ending June 30, 2026 and 2025:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Weighted average # of common shares outstanding, basic	67,688,153	50,428,522
Weighted average # of vested RSUs outstanding	6,309,082	-
Weighted average # of common shares outstanding, basic and diluted	73,997,235	50,428,522

Net income (loss) attributable to common stockholders	$3,795,674	$(12,131,954)
Net income (loss) per share, basic and diluted	$0.05	$(0.24)
Weighted average # of common shares outstanding, basic	73,997,235	50,428,522
Effect of convertible debt	2,524,723	-
Effect of warrants	709,040	-
Effect of convertible series C preferred stock	112,738	-
Effect of stock options	202	-
Effect of common stock subscribed but unissued	44	-
Effect of non-vested RSUs outstanding	2,283,392	-
Weighted-average shares outstanding – diluted	79,627,374	50,428,522
Net income (loss) attributable to common stockholders	$3,975,674	$(12,131,954)
Income (loss) per share, diluted	$0.06	$(0.24)

14. Related Party Transactions

The Company considers its directors, executive officers, key management personnel, and entities controlled or significantly influenced by such persons to be related parties. Key management personnel are those persons having authority and responsibility for planning, directing, and controlling the activities of the Company, directly or indirectly.

On February 10, 2026, the Company entered into an unsecured and subordinated short-term promissory note with Marco Margiotta, the Company’s Chief Executive Officer and a director, providing for borrowings of up to $1,000,000. The note matures on December 31, 2026 and may be prepaid, in whole or in part, without penalty. Principal and accrued interest under the note are subordinated to all secured indebtedness of the Company. The transaction was approved by the disinterested directors; Mr. Margiotta disclosed his interest and abstained from the deliberation and approval process.

On February 11, 2026, Dogecoin Ventures Inc., a wholly owned subsidiary of the Company, received an initial advance of $55,127 under the note. The loan bears interest at 4.45% per annum. As of March 31, 2026, the outstanding principal balance was $55,127, with accrued interest of $329, resulting in a total related-party loan payable of $55,456, which was classified as short-term debt. The initial advance was used to fund a portion of the Company’s capital contribution to LBK Triestina Holdings LLC.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

14. Related Party Transactions (cont.)

During the three months ended June 30, 2026, Dogecoin Ventures Inc. received additional advances totaling $569,000 under the note. No principal or interest was paid during the period, and interest expense under the note was $5,345. As of June 30, 2026, the outstanding principal balance was $624,127, with accrued interest of $5,675, resulting in a total loan payable of $629,802, which was classified as related-party debt.

During the year ended March 31, 2026, the Company incurred consulting fees of $239,500 and issued 600,000 common shares with a grant-date fair value of $102,000 to a firm controlled by a former director and officer of the Company. The former director resigned effective September 5, 2025. The services were provided in the ordinary course of business and were recorded based on the contractual amounts agreed to by the parties. No additional related-party consulting fees or share-based consideration were recognized during the three months ended June 30, 2026.

One of the Company’s founders has family members and associated companies who have had transactions with the Company during the three months ended June 30, 2026 and 2025. In aggregate, this group holds 24.64% of the outstanding common shares of the Company for the period ended June 30, 2026.

The table below summarizes investment with the founder-related group as of June 30, 2026 and March 31, 2026:

	As of June 30, 2026	As of March 31, 2026
Unsecured convertible debt securities:
McQueen Labs Inc. - Tranche I	$1,177,884	$1,178,432
McQueen Labs Inc. - Tranche II	479,059	479,282
Unsecured convertible debt securities	1,656,943	1,657,714
Preferred Stock
McQueen Labs Inc. Series F convertible preferred shares	265,679	235,024
Preferred stock	265,679	235,024

The table below summarizes expenses incurred with the founder-related group during the three months ended June 30, 2026 and 2025:

	Three months ended June 30, 2026	Three months ended June 30, 2025
Consulting fees	$39,000	$736,812
Other general and administration	21,000	62,944
Advertising and marketing	-	1,348,100
Total expenses	$60,000	$2,147,856

Other than the transactions described above and transactions arising in the normal course of business, there were no material related-party transactions during the three months ended June 30, 2026.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

15. Fair Value Measurements and Financial Risk Management

The Company’s financial instruments include cash, accounts receivable, equity, and debt securities, investments, warrant assets, a warrant derivative liability, accounts payable and accrued liabilities, short-term debt, including convertible debt measured under the fair value option, and the license contract liability. The Company recognizes and measures these instruments under the applicable U.S. GAAP guidance and evaluates its exposure to credit, liquidity, market-price and valuation, interest-rate, foreign-currency and concentration risks. Digital assets are not financial instruments under U.S. GAAP, however, the Company’s investment in the 21Shares Dogecoin ETF (“TDOG”) creates indirect exposure to Dogecoin market prices.

Fair value measurements

Fair value measurements are classified within a three-level hierarchy. Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities; Level 2 inputs are observable inputs other than Level 1 quoted prices; and Level 3 inputs are significant unobservable inputs. Classification is based on the lowest-level input that is significant to the measurement in its entirety. The Company recognizes transfers between levels of the fair value hierarchy at the beginning of the reporting period in which the transfer occurs. There were no transfers between levels during the three months ended June 30, 2026.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026. Instruments carried under the measurement alternative; the equity method or amortized cost are excluded. Detailed Level 3 reconciliations, valuation techniques, significant unobservable inputs and sensitivity information are presented in Note 7 - Investments, Note 9 - Yorkville Warrant, Note 10 - Short-Term Debt and Note 11 - Capital Stock. See Note 8 - Intangible Assets and License Contract Liability for the measurement and contractual terms of the license contract liability.

As of June 30, 2026

Recurring fair value measurement	Total	Level 1	Level 2	Level 3
Assets
TDOG common shares	$1,132,997	$1,132,997	$-	$-
CleanCore common shares	10,659,999	10,659,999	-	-
CleanCore pre-funded warrants	819,916	-	819,916
CleanCore strategic advisory warrants	9,078,553	-	9,078,553
McQueen convertible debentures	1,656,943	-	-	1,656,943
Total recurring fair value assets	$23,348,408	$11,792,996	$9,898,469	$1,656,943
Liabilities
Yorkville warrant derivative liability	$2,837,274	$-	$-	$2,837,274
Yorkville convertible note - fair value option	1,679,287	-	-	1,679,287
Senior secured convertible notes - fair value option	2,733,454	-	-	2,733,454
Total recurring fair value liabilities	$7,250,015	$-	$-	$7,250,015

As of March 31, 2026

Recurring fair value measurement	Total	Level 1	Level 2	Level 3
Assets
DataCentrex common shares	$370,296	$370,296	$-	$-
CleanCore common shares	3,204,000	3,204,000	-	-
CleanCore pre-funded warrants	355,918	-	355,918
CleanCore strategic advisory warrants	3,567,386	-	3,567,386
McQueen convertible debentures	1,657,714	-	-	1,657,714
Total recurring fair value assets	$9,155,314	$3,574,296	$3,923,304	$1,657,714
Total recurring fair value liabilities	$-	$-	$-	$-

Quoted market prices were used to measure the TDOG and CleanCore common shares at June 30, 2026 and the DataCentrex and CleanCore common shares at March 31, 2026. The Company sold its entire DataCentrex position during the three months ended June 30, 2026. See Note 7 - Investments for the related realized loss and the accounting for each investment.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

15. Fair Value Measurements and Financial Risk Management (cont.)

Level 3 measurements and related disclosures

The following table presents changes in the McQueen convertible debentures, the Company’s recurring Level 3 investment assets for the three months ended June 30, 2026. Detailed instrument-level valuation techniques, significant unobservable inputs and sensitivity information are presented in Note 7 - Investments. The corresponding disclosures for convertible debt measured under the fair value option are presented in Note10 - Short-Term Debt, and those for the Yorkville warrant derivative liability are presented in Note 09 - Yorkville Warrant.

Level 3 asset	March 31, 2026	Change in OCI	June 30, 2026
McQueen convertible debentures	$1,657,714	$(771)	$1,656,943
Total recurring Level 3 assets	$1,657,714	$(771)	$1,656,943

During the three months ended June 30, 2026, the fair value of the McQueen convertible debentures decreased by $771, which was recognized in other comprehensive income. The Series F preferred shares received in connection with maturity extensions were accounted for separately from the debentures under the ASC 321 measurement alternative and therefore did not affect the debentures’ carrying amount or the recurring Level 3 roll-forward. CleanCore warrants are classified within Level 2 and are excluded from the Level 3 rollforward. See Note 7 - Investments.

Management selects valuation techniques that maximize the use of observable inputs, evaluates significant assumptions from the market participants perspective and reviews valuation changes from period to period.

Level 3 fair value measurements are sensitive to changes in significant unobservable inputs. Changes in discount rates, expected volatility, underlying equity values, expected conversion timing and scenario assumptions could materially affect the reported fair values and the amounts recognized in earnings or other comprehensive income. See Notes 7, 9, 10 and 11 for instrument-specific valuation methods, inputs, sensitivity information and Level 3 reconciliations. The Yorkville convertible note, senior secured convertible notes and Yorkville warrant derivative liability were first recognized on June 30, 2026 in connection with the merger, therefore, no post-recognition change in fair value was recognized through that date.

Financial liabilities measured under the fair value option

The Company elected the fair value option under ASC 825 for the Yorkville and senior secured convertible notes. The entire instruments are measured at fair value, with changes generally recognized in earnings and the portion attributable to instrument-specific credit risk recognized in other comprehensive income. See Note 10 - Short-Term Debt for the fair values and unpaid principal balances by instrument, the Level 3 roll- forward, valuation techniques, significant unobservable inputs, sensitivity information, contractual terms, collateral and maturities.

Nonrecurring measurements and instruments not measured at fair value

The Company’s LBK Triestina Holdings LLC equity-method investment is measured at fair value on a non-recurring basis when an impairment is recognized. See Note 7 - Investments for the investment roll- forward, impairment losses, fair value classification, valuation methodology, significant assumptions and related legal and restructuring considerations as of June 30, 2026 and March 31, 2026.

Stay Inc. and the McQueen Series F preferred shares are accounted for under the ASC 321 measurement alternative and are not included in the recurring fair value hierarchy. The carrying amounts of the McQueen Series F preferred shares were $265,679 and $235,024 at June 30, 2026 and March 31, 2026, respectively. See Note 7 - Investments for the carrying amounts, observable-price-change assessments and impairment evaluations of these investments.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

15. Fair Value Measurements and Financial Risk Management (cont.)

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities and conventional short-term debt approximate fair value because of their short maturities. Convertible debt for which the fair value option was elected is included in the recurring fair value tables above and is discussed in Note 10 - Short-Term Debt. The license contract liability is measured at amortized cost using the effective-interest method; and is not included in the recurring fair value tables. Its carrying amount was $6,397,911 at June 30, 2026 and $6,715,438 at March 31, 2026. If measured at fair value, the measurement would be categorized within Level 3 because the applicable discount rate is not observable. See Note 8 - Intangible Assets and License Contract Liability for the liability roll forward, contractual payment schedule, discount rate and presentation.

Financial risk management

The Company’s activities expose it to several financial risks. Management monitors these risks through cash-flow forecasting, counterparty and investment review, aging and collection procedures, periodic valuation processes and review of contractual obligations. The Company did not use foreign exchange, interest-rate or other hedging derivatives during the three months ended June 30, 2026 or the fiscal year ended March 31, 2026.

Credit risk

Credit risk is the risk of financial loss if a counterparty or issuer fails to meet its contractual obligations. The Company’s principal credit exposures arise from cash, accounts receivable, the McQueen convertible debentures and amounts held through brokerage arrangements. The Company maintains cash with commercial banks and third-party digital-asset service providers. Cash balances maintained with banks may exceed applicable deposit-insurance limits, while amounts maintained through digital-asset service providers are subject to additional counterparty, operational and access risks. The Company monitors the creditworthiness and financial condition of significant counterparties. At June 30, 2026 and March 31, 2026, cash was $662,499 and $2,836,291, respectively. The Company has not experienced losses on its cash deposits.

The Company manages receivable credit risk through customer credit review, contractual payment terms, aging analysis and collection monitoring. Accounts receivable were $64,657 at June 30, 2026 and $129,268 at March 31, 2026. Amounts due from 21Shares represented approximately 67.5% and 83.7% of those balances, respectively. No allowance for expected credit losses was recorded at either date. Available-for-sale debt securities are evaluated for credit losses when fair value is below amortized cost; no credit-loss allowance was recorded for the McQueen debentures at June 30, 2026 or March 31, 2026. The TDOG shares are held in a brokerage account and pledged as collateral for the margin loan, creating exposure to the broker and custodian in addition to market-price risk. See Notes 5, 7 and 10.

Market-price and valuation risk

Market-price and valuation risk is the risk that changes in quoted equity prices, Dogecoin prices, volatility, credit conditions, expected cash flows or other valuation assumptions will affect the Company’s financial results or the carrying amount of its investments and derivative liabilities. The objective of market risk management is to monitor and manage exposures within the Company’s risk tolerance while considering liquidity needs and strategic objectives.

Total investments were $24.8 million at June 30, 2026 and $10.6 million at March 31, 2026. CleanCore common shares and warrants represented approximately $20.6 million, or 82.8%, of total investments at June 30, 2026, compared with approximately $7.1 million, or 67.3%, at March 31, 2026. During the three months ended June 30, 2026, the Company recognized a net fair value gain on investments of $9,815,357 in earnings and an unrealized loss of $771 on the McQueen available-for-sale debentures in other comprehensive income. Level 3 measurements are sensitive to expected volatility, discount rates, equity values, scenario probabilities, conversion outcomes and discounts for lack of marketability. Changes in those inputs or in public-equity prices could materially affect earnings, other comprehensive income and liquidity. See Note 7.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

15. Fair Value Measurements and Financial Risk Management (cont.)

Interest-rate and debt risk

Interest-rate risk is the risk that changes in market interest rates will affect future cash flows or fair values. The Company’s conventional short-term borrowings and license obligation are fixed-rate or short-term obligations, limiting direct cash-flow exposure to changes in market rates. Changes in market discount rates may nevertheless affect the fair values of the McQueen investments, CleanCore warrants, Yorkville warrant derivative liability, convertible debt measured under the fair value option and the license contract liability. The Company did not enter into interest-rate hedging contracts during the periods presented.

At June 30, 2026, short-term debt was $5,722,927, including $4,412,741 of convertible debt measured under the fair value option, and related-party debt $629, 802, compared with short-term debt of $9,324,031 and related-party debt of $55,456 at March 31, 2026. The license contract liability was $6,397,911 and $6,715,438 at those dates, respectively. The TDOG margin loan had a carrying amount of $680,384 at June 30, 2026 and was collateralized by TDOG shares with a fair value of $1,132,997. See Notes 7, 10 and 14.

Foreign-currency risk

Foreign-currency risk is the risk that the value of monetary assets and liabilities or future cash flows will fluctuate because of changes in exchange rates. The Company enters into certain transactions denominated in currencies other than its U.S. dollar functional currency, including European operating, investment and vendor transactions. Foreign-currency monetary balances were not significant at June 30, 2026 or March 31, 2026. The Company recognized a foreign-exchange loss of $4,693 during the three months ended June 30, 2026 and does not currently use foreign-exchange contracts to hedge this exposure.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty meeting obligations as they become due. At June 30, 2026, the Company had cash of $662,499, current assets of $3,518,356 and current liabilities of $19,872,010, resulting in a working-capital deficit of $16,353,654. At March 31, 2026, cash was $2,836,291 and the working-capital deficit was $7,279,076. Current liabilities at June 30, 2026 included accounts payable and accrued liabilities of $8,911,809, the current portion of the license contract liability of $2,400,000, the warrant derivative liability of $2,837,274, short-term debt of $5,093,125 and related-party debt of $629,802.

Management manages liquidity through rolling cash-flow forecasts, monitoring debt and contractual maturities, collecting receivables, managing discretionary expenditures, evaluating selective monetization of investments and seeking additional debt or equity financing. The Company’s ability to meet its obligations depends on available cash, the timing of collections, the liquidity and realizable value of investments, compliance with financing conditions and access to additional capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See Note 3 - Going Concern and Notes 8 and 10 for the license and debt maturities, management plans and subsequent financing actions.

Digital-asset price risk

Digital assets are not financial instruments under U.S. GAAP; however, the Company is exposed to digital-asset price risk through its TDOG investment. TDOG’s objective is to track the performance of Dogecoin, net of the trust’s expenses and liabilities. At June 30, 2026, the TDOG investment had a fair value of $1,132,997 and was pledged as collateral for the $680,384 margin loan. Accordingly, Dogecoin price declines could reduce the investment’s fair value, increase collateral-related liquidity requirements and result in losses. The Company held no directly owned digital assets at June 30, 2026 or March 31, 2026. See Notes 2, 7 and 10.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

15. Fair Value Measurements and Financial Risk Management (cont.)

Concentration risk

The Company’s revenue, receivables and investment portfolio are concentrated among a limited number of counterparties and issuers. Substantially all revenue for the three months ended June 30, 2026 was earned from 21Shares; approximately 67.5% of accounts receivable at June 30, 2026 was due from 21Shares; and approximately 82.8 % of total investments related to CleanCore. At March 31, 2026, approximately 83.7% of accounts receivable was due from 21Shares and approximately 67.3 % of total investments related to CleanCore.

The Company’s operations and commercial strategy are substantially focused on the Dogecoin ecosystem, including Dogecoin-related products, licensed intellectual property, strategic partnerships and other commercialization initiatives. As a result, the Company is exposed to concentration risk associated with changes in the adoption, market acceptance, liquidity, regulatory treatment and functionality of Dogecoin. Adverse developments affecting Dogecoin or the broader Dogecoin ecosystem could adversely affect the Company’s revenues, investments, commercialization activities and results of operations. The Company held no directly owned Dogecoin as of June 30, 2026.

The Company also utilizes a limited number of third-party digital-asset trading, custody and service providers, including Bitstamp and BitGo. Amounts maintained with, or services provided by, digital-asset trading and custody providers are subject to counterparty, custody, cybersecurity, operational, regulatory and access risks. A disruption, insolvency, regulatory restriction or other failure affecting a significant service provider could impair or delay the Company’s ability to access funds or digital assets or execute transactions and materially affect the Company’s financial position, results of operations and liquidity.

The Company manages these concentrations through monitoring of significant counterparties and service providers, access and authorization controls, periodic reconciliation of accounts and digital-asset holdings and, where practicable, diversification of service providers. These measures do not eliminate the risks associated with the Company’s concentration in the Dogecoin ecosystem or its reliance on significant counterparties and digital-asset service providers.

16. Commitments and Contingencies

Sierre-Valais Sport SA Investment Commitment

The Company is party to an agreement to acquire a minority interest in Sierre-Valais Sport SA (“SVS”). At June 30, 2026, $892,685 of consideration previously paid was included in prepaid deposits (See Note 6 - Prepaid and other current assets). The remaining consideration of CHF 1,595,000, approximately $1,973,521 (based on the June 30, 2026 exchange rate) is payable in the Company’s common shares. At June 30, 2026, the common shares had not been issued and the proposed acquisition had not closed. Accordingly, the unpaid share consideration represented an executory commitment, and was not recognized. The Company expects to issue the common shares and complete the related closing mechanics in September 2026 after the blackout period in accordance with the agreement.

Legal Proceedings

There are no legal proceedings or claims pending against the Company that management believes would have a material adverse effect on the Company’s business, financial condition, or results of operations, either individually or in the aggregate.

17. Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s Accounts payable and accrued liabilities balances:

	As of
	June 30, 2026	March 31, 2026
Accounts payable	$3,219,845	$822,783
Accrued liabilities	4,123,572	1,498,298
Payroll liabilities	439,002	173,430
Other payables	1,129,390	61,047
Accounts payable and accrued liabilities	$8,911,809	$2,555,558

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

18. Subsequent Events

The Company evaluated events and transactions occurring after June 30, 2026 through the date these consolidated financial statements were issued. The Company assessed whether each event provided additional evidence about conditions that existed at the balance-sheet date or represented a condition arising after June 30, 2026 in accordance with ASC 855, Subsequent Events.

(a)	Loan to LBK Triestina Holdings, LLC (“LBK Holdings”)

Subsequent to June 30, 2026, the Company contributed a total of $971,282 to LBK Triestina Holdings, LLC (“LBK Holdings”) in the form of a non-interest-bearing loan with a maturity date of June 30, 2027.

The Company continues to evaluate the accounting treatment and settlement of the amounts advanced to LBK Holdings, including any impact on the Company’s prospective equity ownership interest and related board representation rights.

(b)	YA II PN, Ltd. Loan Repayment

Subsequent to June 30, 2026, the Company fully repaid amounts outstanding under its senior convertible promissory note with YA II PN, Ltd. The Company made repayments totaling $1,587,500 ($900,000 paid on July 31, 2026 and $687,500 paid on August 3, 2026).

(c)	Unsecured Subordinated Short-Term Promissory Note - Related Party

On July 28, 2026, Dogecoin Ventures, Inc., a wholly owned subsidiary of the Company, issued an unsecured subordinated short-term promissory note in the principal amount of $1,400,000 to an individual lender. The note bears interest at a rate of 10.714% per annum, with interest payable in cash at maturity on July 27, 2027.

The principal amount of the note is payable through the transfer of 2,227,300 shares of common stock of CleanCore Solutions, Inc. (NYSE: ZONE) currently held by the borrower., subject to the full repayment of the Company’s senior convertible promissory note with YA II PN, Ltd. The note is unsecured, subordinated to senior indebtedness and includes customary events of default.

On August 3, 2026, following the full repayment of the YA II PN, Ltd. loan, the Company repaid the principal amount of the subordinated short-term note through the transfer of 2,227,300 of the CleanCore Solutions, Inc (NYSE: ZONE) shares on August 3, 2026 and $150,000 in fees paid on August 12, 2026.

(d)	Repayment of Margin Loan

As of June 30, 2026, the Company had an outstanding margin loan of $680,384 with Revere Securities LLC, consisting of principal of $680,039 and accrued interest of $345.

The Company fully repaid the outstanding margin loan and accrued interest by July 16, 2026.

(e)	Resignation of Board Member

On July 19, 2026, Mr. Stephen Ilott provided written notice of his resignation from the board, effective on the date of the notice, due to personal reasons.

(f)	Change in the Company’s external auditor

On July 23, 2026, the Company’s Board of Directors approved the dismissal of CBIZ CPAs P.C. (former Brag House Holdings Inc. external auditors) and appointed Davidson & Company LLP as the Company’s new independent registered public accounting firm.

House of Doge Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

(In United States dollars, except for per share data)

18. Subsequent Events (cont.)

(g)	Issuance of shares

As of August 13, 2026, the Company had an aggregate of 84,902,985 common shares outstanding. This amount includes 7,875,000 shares issued in error to Brag House Holdings Inc.’s former Chief Executive Officer and former Chief Operating Officer and other parties designated by them on July 1, 2026. The Company has disputed these issuances and is seeking the return of these shares for cancellation.

(h)	Secured Short Term Note

On August 12, 2026, House of Doge (U.S.) Inc. (“HOD US” or the “Borrower”), a wholly-owned subsidiary of the Company issued a secured short term note (the “Note”) to lender Garrington Financial Corp. (the “Lender”), in the principal amount of $5,500,000 (the “Principal Sum”). The Principal Sum of the Note is being advanced by the Lender for the sole purpose of funding an investment in the public offering of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof) of CleanCore Solutions, Inc. (“CleanCore”, NYSE American: ZONE) announced on August 10, 2026 (the “Offering”). The Note has a maturity date of February 12, 2027 (the “Maturity Date”) whereby the then-outstanding and not repaid Principal Sum, together with accrued and unpaid interest, and the Commitment Fee (as defined below) is due. The Note bears interest at a rate of 12% per annum, accrued and payable monthly. As consideration to the Lender, the Borrower is also obligated to pay a commitment fee equal to two percent (2%) of the Principal Sum (the “Commitment Fee”), due and payable in full on the Maturity Date or such earlier date on which all obligations under the Note become due and payable. Borrower has agreed to repay the Principal Sum in monthly installments of $650,000, starting on September 30, 2026, and thereafter on the last business day of each calendar month until the Maturity Date. The Note contains customary events of default, including, among others, failure to pay principal or interest when due, bankruptcy and liquidation events, and ceasing business operations. The Note is secured by all securities acquired in the Offering, and issuable pursuant to such securities, and all proceeds therefrom, if applicable, are pledged to the Lender as collateral for the Note (the “ZONE Collateral”), as well as certain assets and investments further specified in the Note. On each trading day whereby the volume weighted average price of the ZONE Collateral is equal or greater than $0.30 per share, the Borrower shall be obligated to sell the ZONE Collateral in the open market, subject to daily limits set out in the Note. The net cash proceeds of each such sale, after deduction of brokerage commissions and transfer taxes actually incurred, shall be remitted to Lender within one (1) business day following settlement and applied to the Borrower’s obligations or amounts owing under the Note.

In connection with the Note, each of the Borrower’s wholly-owned subsidiaries, Dogecoin Ventures, Inc., The Official Dogecoin Treasury and Reserve Inc. and House of Doge Canada Inc. act as guarantors (the “Guarantors”) to the Borrower’s obligations, the full and punctual payment when due.

(i)	Participation in CleanCore Public Offering

On August 11, 2026, House of Doge (U.S.) Inc. (“HOD US”), a wholly-owned subsidiary of the Company, participated in CleanCore’s public Offering. HOD US entered into a securities purchase agreement (the “SPA”) with CleanCore pursuant to which the Company purchased 11,054,303 shares of CleanCore’s class B common stock (“ZONE Shares”) and 10,945,697 pre-funded warrants to purchase 10,945,697 ZONE Shares (the “Pre-Funded Warrants”) for a purchase price of $0.25 in cash for each ZONE Share or Pre-Funded Warrant, for an aggregate purchase price of $5,500,000. Each ZONE Share and Pre-Funded Warrant purchased also included one (1) warrant to purchase a ZONE Share at an exercise price of $0.25. The Offering closed on August 12, 2026.

The Pre-Funded Warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions), includes a cashless exercise provision, and may be exercised at any time.

The SPA includes customary representations, warranties and covenants. They also provide that CleanCore will indemnify HOD US, its directors, officers, shareholders, members, partners, employees and agents against certain liabilities, including liabilities under the Securities Act of 1933.

The foregoing summary of the terms and conditions of the Offering, SPA and related securities, does not purport to be complete and is qualified in its entirety by reference to the full text of certain documents attached as Exhibits hereto, which are incorporated herein by reference.

(j)	Change in Fiscal Year

On August 10, 2026, the Company changed its fiscal year end from December 31 to March 31, to match the fiscal year end of the legacy entity “House of Doge”, now a wholly-owned subsidiary of the Company named “House of Doge (U.S.) Inc.”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our condensed unaudited interim financial statements and the notes presented herein included in this Form 10-Q. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties including, but not limited to, those set forth below under “Risk Factors” and elsewhere herein. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Business Overview

House of Doge is committed to advancing the utility and adoption of Dogecoin by investing in the necessary infrastructure to integrate it into everyday commerce and through strategic cultural partnerships.

The Company is in the process of developing secure, scalable and efficient systems designed for real-world applications. These systems encompass digital payments, various financial products and real-world asset tokenization. It also provides consulting, educational resources and operational support to businesses seeking to incorporate Dogecoin into their operations.

Key Performance Indicators

The key performance indicators for House of Doge are revenue growth, operating income and net income.

The Company measures its success by revenue growth. Revenue growth will be dependent on the Company’s ability to drive utility and institutional acceptance of Dogecoin.

The Company uses operating income to measure the profitability of its core business operations. Operating income helps to evaluate the Company’s ability to cover operational expenses, make decisions on new opportunities and track progress on its strategic goals. This metric provides insights into efficiency and profitability, informing management on crucial business decisions.

Management believes that net income is also an important measure for determining the value created for shareholders and measure of how effectively the Company’s business is running.

Organization

The Company was formed as a Delaware corporation in December 2021. In connection with completion of the Merger on June 30, 2026, the Company was renamed “House of Doge Inc.”.

House of Doge (U.S.) Inc., formerly House of Doge Inc., is the surviving wholly-owned subsidiary following the merger with Merger Sub, that was completed in connection with the Merger. It is a Texas corporation that was incorporated on January 13, 2025 and one of the primary entities through which the Company’s operations are conducted.

Dogecoin Ventures, Inc., a wholly owned indirect subsidiary of the Company is the entity through which most of its investments are made through. It is a Texas corporation that was incorporated on April 17, 2025.

House of Doge Canada Inc., a wholly owned indirect subsidiary of the Company is the entity which employs certain of the Canadian employees of the Company. It is an Ontario corporation that was incorporated on August 15, 2025.

The Official Dogecoin Treasury and Reserve Inc. a wholly owned indirect subsidiary of the Company doesn’t currently carry on operations. It is a Texas corporation that was incorporated on January 13, 2025 as Doge Miner Inc. On March 14, 2025 its name was changed to The Official Dogecoin Reserve Inc. On July 30, 2025, its name was changed once more to The Official Dogecoin Treasury and Reserve Inc.

Brag House, Inc. (“BHI”), the Company’s wholly owned indirect subsidiary and the entity through which Brag House operations are primarily conducted, was formed as a Delaware corporation in February 2018.

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

Our principal executive offices are located at 261 NE 61st Street, Miami, FL 33137 and our telephone number is 214-216-8608. Our website address is www.houseofdoge.com. The investor relations portion of our website is available at https://www.houseofdoge.com/investors. The references to our website addresses do not constitute incorporation by reference of the information contained at or available through our websites, and you should not consider it to be a part of this Quarterly Report. We have included our website addresses in this Quarterly Report solely as inactive textual references.

Recent Developments

Reverse Stock Split

On May 29, 2026, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-8 reverse stock split of the Company’s common stock, effective as of 5:00 a.m. Eastern Time on June 1, 2026. The common stock began trading on a post-split basis on the Nasdaq Capital Market at the open of trading on June 1, 2026. The reverse stock split was previously approved by stockholders at the Special Meeting held on April 7, 2026, which authorized the Board of Directors to determine the split ratio within a range of 1-for-5 to 1-for-50. As a result of the reverse stock split, every 8 shares of issued and outstanding common stock were automatically combined into one share, without any change in the number of authorized shares or par value. No fractional shares were issued; stockholders entitled to receive a fractional share received a cash payment in lieu thereof. Proportionate adjustments were made to outstanding equity awards and convertible securities. The new CUSIP number for the Company’s common stock following the reverse stock split is 104813308. A copy of the Certificate of Amendment was filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 4, 2026 and is incorporated by reference herein.

Amendment to Yorkville Convertible Promissory Note

On June 1, 2026, the Company and YA II PN, Ltd. (“Yorkville”) entered into Amendment No. 2 to Convertible Promissory Note, which amended the Promissory Note dated December 4, 2025, as previously amended. Pursuant to the amendment, the parties agreed to extend the maturity date of the Promissory Note from June 1, 2026 to July 31, 2026. As a condition to the effectiveness of the amendment, the Company agreed to (i) pay Yorkville $100,000 as consideration for the extension, (ii) pay Yorkville $200,000 toward the outstanding balance, and (iii) deposit 9,000,000 shares in CleanCore Solutions held by Dogecoin Ventures, Inc. with Revere Securities LLC, with instructions to direct any consideration received from sales or trades of such shares to Yorkville as payment under the Promissory Note. A copy of the amendment was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2026 and is incorporated by reference herein.

Completion of the Merger

On June 30, 2026, the Company completed its previously announced merger pursuant to the Merger Agreement dated October 12, 2025, as amended, by and among the Company, Brag House Merger Sub, Inc. and House of Doge Inc., a Texas corporation (“HOD”). HOD merged with and into Merger Sub, with HOD surviving as a wholly owned subsidiary of the Company.

Since the Merger closed on the last day of the quarter, Brag House contributed no material post-acquisition revenue or net income or loss to the Company’s results for the three months ended June 30, 2026.

In connection with the Merger, the Company’s Board of Directors was reconstituted, with Lavell Juan Malloy II, Daniel Leibovich, DeLu Jackson, Scott Woller and Kevin Foster resigning as directors. Michael Galloro, Sarosh Mistry, Timothy Stebbing, Doug Wall, Stephen Ilott and Duncan Moir appointed as new directors. Marco Margiotta was appointed Chief Executive Officer and Charles Park was appointed Chief Financial Officer.

At closing, former HOD common shareholders and vested HOD RSU holders received 70,363,704 of the 75,902,985 shares of Common Stock then outstanding, or approximately 92.7%, in addition to 2.051823 shares of Series C Convertible Preferred Stock.

Name Change and Trading Symbol

On June 30, 2026, in connection with the closing of the Merger, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware, changing the Company’s name from Brag House Holdings, Inc. to House of Doge Inc. The Common Stock began trading on the Nasdaq Stock Market under the new ticker symbol “HODO” as of July 1, 2026. A copy of the Certificate of Amendment was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 7, 2026 and is incorporated by reference herein.

Director Resignation

On July 19, 2026, Stephen Ilott provided written notice of his resignation from the Board of Directors, effective immediately, due to personal reasons. At the time of his resignation, Mr. Ilott served as a member of the Audit Committee. Following Mr. Ilott’s resignation, the Company continues to satisfy the applicable independence requirements of the Nasdaq Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Short-Term Note

On July 28, 2026, Dogecoin Ventures, Inc., a wholly owned subsidiary of the Company, issued an unsecured subordinated short-term note with principal of $1,400,000. The note bore interest at 10.714% per annum and was scheduled to mature on July 27, 2027. On August 3, 2026, after the Company fully repaid the Yorkville senior convertible promissory note, Dogecoin Ventures settled the $1,400,000 principal through the transfer of 2,227,300 shares of CleanCore Solutions, Inc. common stock and paid $150,000 on August 12, 2026 to settle fees.

Subsequent to June 30, 2026, the Company also fully repaid $1,587,500 of principal under the Yorkville senior convertible promissory note and the approximately $0.7 million Revere Securities margin loan.

Change in Independent Registered Public Accounting Firm

On July 23, 2026, the Audit Committee of the Board of Directors recommended, and the Board approved, the dismissal of CBIZ CPAs P.C. (“CBIZ”) as the Company’s independent registered public accounting firm. CBIZ’s audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. There were no disagreements with CBIZ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On July 23, 2026, the Board of Directors approved the engagement of Davidson & Company LLP (“Davidson”) as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years and the subsequent interim period through the date of Davidson’s engagement, neither the Company nor anyone acting on its behalf consulted with Davidson regarding the application of accounting principles, audit opinions, or any matter that was the subject of a disagreement or reportable event.

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

Results of Operations

Three Months Ended June 30, 2026 as compared to the Three Months Ended June 30, 2025

Revenue

Revenue was $0.04 million for the three months ended June 30, 2026, compared with nil for the three months ended June 30, 2025. The current-period revenue was generated principally from exchange-traded product (“ETP”) support services provided to 21Shares in connection with U.S. and European Dogecoin ETPs. These services include research, data, sales and marketing, and operational support, for which the Company is entitled to a share of sponsor and management fees under the applicable agreements. The year-over-year increase reflects the commencement of these arrangements after the prior-year comparative period.

Operating (Income) Expenses

Professional and legal expenses were $0.12 million for the three months ending June 30, 2026 compared to $0.07 million for the same period in 2025. The increase is primarily due to various legal costs associated with ongoing business operations.

Advertising and marketing expenses were $0.2 million for the three months ending June 30, 2026 compared to $2.1 million for the same period in 2025.The year over year decline can be attributed to lower sponsorship, advertising and public relations costs as the Company prioritized closing the Merger transaction in the current year.

General and administrative expenses decreased 57% from $3.8 million for the three months ending June 30, 2026 to $8.8 million in the three months ended June 30, 2025. The year over year decrease can be attributed to a $3.6 million reduction in share-based compensation, $2.2 million decrease in consulting fee and $0.09 million decline in travel and entertainment expenses. This was partially offset by year over year increases in salaries and benefits of $0.6 million and $0.03 million increase in technology development expenses year over year.

Amortization of intangible assets was $0.4 million for the three months ending June 30, 2026 remained the same as the same period in the prior year. The balance is primarily a result of amortization of a minimum royalty payment under an exclusive trademark and licensing agreement.

Change in fair value of digital assets was nil for the three months ending June 30, 2026 compared to a loss $0.2 million for the same period in the prior year. The losses are related to the Company’s prior-period digital asset holdings and the remeasurement. The Company had no digital asset holdings during the three months ending June 30, 2026.

Change in fair value of equity guarantee liability was nil for the three months ending June 30, 2026 compared to loss of $0.3 million for the same period in the prior year. On June 25, 2025, the Company settled the equity guarantee by issuing additional common shares. As a result, there was no balance to remeasure in the current period.

Change in fair value of investments was a gain of $9.8 million for the three months ending June 30, 2026 compared to nil for the same period in the prior year. The gain was primarily due to an increase in the Company CleanCore Solutions equity/warrant holdings during the current period.

The Company recorded an impairment of assets charge of $1.0 million for the three months ending June 30, 2026 compared to a nil balance for both for the same period in the prior year. The current period charges relate to the impairment of its investment in LBK at June 30, 2026.

Other Expenses

Finance expense for the three months ending June 30, 2026 was $0.4 million compared to $0.3 million for the same period in the prior year. The current period’s balance consists of $0.3 million accretion expense on the related to the Company’s trademark and licensing agreement with the balance mainly related to interest expense on short-term debt.

Financial Condition, Liquidity and Capital Resources

At June 30, 2026, the Company had total assets of $32.4 million and total liabilities of $23.9 million, compared with $21.8 million and $18.7 million, respectively, at March 31, 2026. Total investments increased by approximately $14.2 million to $24.8 million, principally because of fair-value appreciation in the CleanCore investment portfolio and the acquisition-date recognition of additional CleanCore shares in the Merger. Accounts payable and accrued liabilities increased by approximately $6.4 million to $8.9 million, principally reflecting acquisition-date Brag House balances and higher legal, transaction, consulting, audit, marketing, payroll and other vendor obligations. A $2.8 million warrant derivative liability was also recognized at the Merger date. Short-term debt and related party debt decreased $3.6 million to $5. 7 million, primarily because short-term debt between HOD and Brag House were eliminated upon consolidation, partially offset by the acquisition-date recognition of Yorkville and senior secured convertible notes and current-period borrowings. Cash was $0.7 million at June 30, 2026 and $2.8 million at March 31, 2026. Current assets were $3.5 million and current liabilities were $19.8 million at June 30, 2026, resulting in a working-capital deficit of $16.3 million, compared with a working-capital deficit of $7.3 million at March 31, 2026.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2026 and March 31, 2026, the Company had an accumulated deficit of $39.8 million and $43.4 million, respectively. For the three months ended June 30, 2026, the Company recognized net income of $3.998 million, compared with a net loss of $12.1 million for the three months ended June 30, 2025. Net cash used in operating activities for the three months ending June 30, 2026 was $1.6 million and $4.0 million for the same period in the prior year. The improvement in net results was driven principally by a non-cash fair-value gain on investments. The non-cash gains did not eliminate the Company’s working-capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue incurring operating losses and negative operating cash flows as it executes its business strategy. The Company is dependent on obtaining additional working capital, selectively monetizing investments, managing or reducing operating expenditures and increasing revenue and profitability. Management monitors liquidity through cash-flow forecasts and evaluates debt and equity financing and strategic alternatives. There can be no assurance that additional financing will be available when needed or on acceptable terms, that investments can be monetized at recorded values, or that management’s plans will be successful.

Subsequent to June 30, 2026, the Company fully repaid the Yorkville senior convertible promissory note and the Revere Securities margin loan. Dogecoin Ventures also obtained a $1.4 million unsecured subordinated short-term note and settled its principal on August 3, 2026 through the transfer of 2,227,300 CleanCore common shares. These actions reduced certain near-term debt maturities but did not provide committed liquidity for the full going-concern assessment period. The Company continues to evaluate additional equity issuances, credit facilities and other financing or strategic alternatives.

	June 30, 2026	June 30, 2025
Cash Flows Used In Operating Activities	$(1,580,880)	$(4,009,824)
Cash Flows Used In Investing Activities	(2,753,266)	(4,913,686)
Cash Flows Provided By Financing Activities	2,150,057	12,450,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(2,184,089)	$3,526,490

Cash Flows Used In Operating Activities

For the three months ended June 30, 2026, net cash used in operating activities was $1.6 million, compared with $4.0 million for the three months ended June 30, 2025. Current-period net income of $3.98 million included a $9.8 million non-cash gain from changes in the fair value of investments that was deducted in reconciling net income to operating cash flows. Other non-cash adjustments included $1.7 million of share-based compensation, $1.0 million of impairment expense, $0.4 million of amortization and $0.4 million of finance expense. Operating cash flows benefited from a $0.6 million increase in accounts payable and accrued liabilities and a $0.06 million decrease in accounts receivable, partially and $0.2 million decrease in prepaid expenses and other current assets and $0.6 million of cash payments on the license contract liability. The year-over-year reduction in cash used in operations also reflects lower operating expenditures, partially offset by the lower amount of non-cash share-based compensation and the absence of $1.5 million of common stock issued for services in the prior-year period.

For the three months ended June 30, 2025, net cash used in operating activities was $4.6 million, primarily reflecting the Company’s net loss of $12.1 million, partially offset by significant non-cash share-based compensation of $5.2 million, common stock issued for services of $1.5 million, amortization of intangible assets of $0.4 million, finance expense of $0.3 million, and other non-cash fair value adjustments. Cash used in operating activities also reflected changes in working capital, including decreases in prepaid expenses and other current assets.

Cash Flows Used In Investment Activities

For the three months ended June 30, 2026, net cash used in investing activities was $2.7 million, compared to $4.9 million for the three months ended June 30, 2025. Cash used in investing activities during the 2026 period primarily consisted of $2.5 million used to purchase investments, partially offset by $0.4 million of proceeds received from the sale of investments and $0.6 million of license liability payments. During the comparable prior-year period, investing activities primarily consisted of $2.4 million used to purchase investments and $1.9 million used to acquire digital assets. The decrease in cash used in investing activities compared to the prior-year period was primarily attributable to the absence of digital asset purchases during the 2026 period and proceeds received from the sale of investments.

Cash Flows Provided By Financing Activities

For the three months ended June 30, 2026, net cash provided by financing activities was $2.1 million, compared with $12.5 million for the three months ended June 30, 2025. Current-period financing cash flows consisted of $3.5 million of proceeds from short-term debt and related party debt, $0.05 million of cash acquired in the reverse recapitalization, partially offset by $1.4 million short-term debt repayments. Prior-year financing cash flows consisted of $12.5 million of proceeds from the issuance of common stock. The decrease reflects the absence of equity financing transactions comparable to those completed in the prior-year period and the Company’s greater reliance on short-term borrowings during the current period.

Off-Balance Sheet Arrangements

The Company did not have any off-balance-sheet arrangement that has or is reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, cash requirements or capital resources.

Material Cash Requirements and Commitments

At June 30, 2026, the Company’s material cash requirements included accounts payable and accrued liabilities of $8.9 million, short-term debt with a carrying amount of $5.1 million and related-party debt with a carrying value of $0.6 million, and fixed minimum royalty payments under its trademark license. Remaining undiscounted fixed minimum royalty payments were $8.6 million, including $2.4 million payable within twelve months, $4.8 million payable in years two and three, and $1.4 million payable in years four and five. The Company fulfilled its $1.5 million commitment to purchase TDOG shares through April 2026 market purchases having a total cash settlement of approximately $1.48 million; no additional TDOG purchase obligation remained at June 30, 2026. The timing and ability to satisfy these requirements depend on available cash, investment monetization, operating cash flows and access to additional financing. See Notes 3, 5, 6, 7, 8,10 and 15 to the unaudited interim condensed consolidated financial statements for additional information.

Critical Accounting Estimates

The Company prepares our consolidated financial statements in accordance with U.S. GAAP, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

The Company considers an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Share-Based Compensation and Warrant Valuations

The Company measures equity-classified share-based awards at grant-date fair value and remeasures liability-classified awards and warrant derivatives at each required measurement date. Depending on the instrument’s terms, the Company uses Black-Scholes of option-pricing, back-solve and conversion options, present value of future payments binomial lattice or Monte Carlo models. These measurements require estimates and assumptions that can materially affect share-based compensation expense, derivative balances and changes in fair value recognized in earnings.

Key assumptions used in these models include expected volatility, expected term, risk-free interest rate, expected dividend yield and, for lattice models, assumptions about exercise behavior and future stock-price changes. Because the Company has limited operating history and trading data, expected volatility is based on the Company’s available trading history and, when appropriate, the historical volatility of comparable publicly traded companies. Risk-free interest rates are based on U.S. Treasury yields with maturities consistent with expected terms, and expected dividend yields are zero because the Company has not historically paid dividends.

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

Because these valuation assumptions involve significant judgment, changes in expected volatility, expected term, exercise behavior or the Company’s stock price could materially affect the fair values of share-based awards and warrants and the related compensation expense or fair-value changes recognized in earnings. Management reviews these assumptions at each required measurement date.

Investment and Other Fair Value Measurements

At June 30, 2026, recurring fair-value assets totaled $23.3 million, including $1.6 million of Level 3 assets. Level 3 assets consisted of McQueen convertible debentures. The Company uses discounted-cash-flow, option-pricing and probability-weighted models, as applicable. Significant unobservable inputs include discount rates, expected volatility, discounts for lack of marketability, equity values, conversion assumptions and scenario probabilities. During the three months ended June 30, 2026, the Company recognized a $9.8 million net fair-value gain on investments, principally attributable to the CleanCore portfolio. The Company also recognized a $0.5 million impairment of its LBK Triestina Holdings LLC equity-method investment based on a nonrecurring Level 3 measurement. Changes in the selected techniques or assumptions could materially affect investment balances, earnings and other comprehensive income.

Yorkville Convertible Note and Yorkville Warrant

On December 4, 2025, the legal parent and Yorkville entered into the Yorkville Convertible Note and Yorkville Warrant. Because HOD is the accounting acquirer, the consolidated entity first recognized the instruments on the June 30, 2026 acquisition date. The Company elected the fair value option under ASC 825, Financial Instruments, for the Yorkville Convertible Note and the senior secured convertible notes, and accounts for the Yorkville Warrant as a derivative liability under ASC 815, Derivatives and Hedging. At June 30, 2026, the Yorkville Convertible Note, senior secured convertible notes and Yorkville Warrant had Level 3 fair values of $1.6 million, and $2.7 million, respectively. The convertible notes are valued using probability-weighted expected return models, and the Yorkville Warrant is valued using a Monte Carlo simulation. Because the instruments were initially recognized by the consolidated entity on the last day of the quarter, no post-acquisition change in their fair values was recognized during the three months ended June 30, 2026.

Key assumptions used in these models include the Company’s common-stock price, conversion prices and timing, expected volatility, instrument-specific credit risk and discount rates, expected term, risk-free interest rate, default assumptions and probabilities assigned to cash settlement, conversion, redemption, change-of-control and event-of-default scenarios. Expected volatility is based on the Company’s available trading history and, when appropriate, the historical volatility of comparable publicly traded companies. Risk-free interest rates are based on U.S. Treasury yields with maturities consistent with the instruments’ expected terms, and expected dividend yields are zero because the Company has not historically paid dividends.

Because these valuation assumptions involve significant judgment, changes in the Company’s stock price, expected volatility, discount rates, credit risk, conversion outcomes or scenario probabilities could materially affect the fair values of the convertible notes and Yorkville Warrant and the related gains or losses recognized in future periods. Management reviews these assumptions at each required measurement date.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the notes to the unaudited interim condensed consolidated financial statements in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company holds warrant assets and a warrant derivative liability and has material exposure to equity-market prices, Dogecoin prices and Level 3 valuation assumptions; however, it does not use derivatives for hedging. Total investments were approximately $24.8 million at June 30, 2026 and $10.6 million at March 31, 2026. CleanCore common shares and warrants represented approximately $20.6 million, or 82.8%, of total investments at June 30, 2026, compared with approximately $7.1 million, or 67.3%, at March 31, 2026. The Company recognized a $9.8 million net fair-value gain on investments during the three months ended June 30, 2026. The Company’s $1.1 million TDOG investment provides indirect exposure to Dogecoin prices and was pledged as collateral for a $0.7 million margin loan at June 30, 2026. Changes in quoted prices, volatility, discount rates, expected cash flows, conversion outcomes or other valuation assumptions could materially affect earnings, other comprehensive income and liquidity. See Note 15 to the unaudited interim condensed consolidated financial statements for additional information regarding fair-value measurements and financial risk management.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

In connection with the review of our unaudited interim condensed consolidated financial statements for the three month period ending June 30, 2026, our external auditors (“Davidson & Company LLP) considered the following deficiency in the Company’s internal control to be a material weakness:

Use of valuation experts

The Company has made and continues to make material investments in private companies without directly observable trading prices. We recommend the Company formally engage or hire valuation experts for material investments or non-cash payments requiring complex valuation models.

As defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”) of the United States, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

We will take measures to address the material weakness by engaging with a qualified valuations expert for material investments or material non-cash payments requiring complex valuation models.

We believe these measures will assist us with meeting the compliance requirements and improving our overall internal control. We cannot assure you, however, that these measures will fully address the material weakness in our internal control over financial reporting or that we may conclude that it has been fully remediated.

If we fail to remediate the material weakness or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could result in loss of investors’ confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal control over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with established policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting, as such attestation is not required pursuant to applicable SEC rules.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Related to the Company’s Operations Following the Merger

We have operating net losses and our financial results are subject to fluctuations.

During its short operating history, the Company has reported net losses; we anticipate increasing expenses in the future and may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

The Company expects to continue to expend substantial financial and other resources on developing technologies, marketing, partnerships and acquiring strategic assets. These efforts may be more costly than expected and may not result in increased revenue or growth. Any failure to increase revenue sufficiently to keep pace with investments and other expenses could prevent us from achieving profitability or positive cash flows. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected. In addition, our quarterly financial results have fluctuated in the past and we expect our financial results to fluctuate in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Fluctuating operating results could cause performance to fall below the expectations of investors, which could materially adversely affect the Company and the market price of the Common Stock.

Our history of recurring losses and anticipated expenditures raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

The Company had incurred operating losses from their date of incorporation through the Effective Time, and the Company may never generate a profit. Brag House’s financial statements for the years ended December 31, 2025 and 2024, and Legacy House of Doge’s financial statements for the years ended March 31, 2026 and March 31, 2025, were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. If we are unable to raise sufficient capital as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy.

The Company’s international operations could expose it to additional risks.

We expect the Company to operate in multiple jurisdictions. The Company may expand its operations to additional jurisdictions around the world, including those in markets in which it has limited experience or that have a different regulatory and/or compliance framework. In addition, if the Company expands its business into international jurisdictions, such entries would require management attention and financial resources that would otherwise be spent on other parts of its business.

Conducting business internationally, particularly in regions in which it has limited experience operating, may subject us to additional risks, including but not limited to: operational challenges caused by operating in markets with different languages, consumer preferences and cultural differences; the use of resources to localize our business; compliance with legislative and regulatory regimes that differ from current operating jurisdictions and that may pose new restrictions on the way our business operates; competition from local service providers with more experience and scale in the international jurisdiction; challenges managing growth across multiple jurisdictions; adverse tax consequences; increased financial and reporting obligations; challenges protecting intellectual property; and general political, social and economic instability and related conditions. These risks could adversely affect the Company’s operations, prospects and financial condition.

Currency fluctuations could negatively impact the Company’s business, prospects, financial condition and financial performance.

The Company may conduct business in several countries. While we expect that, initially, a majority of our revenues will be denominated in U.S. dollars, the expansion of our business into new jurisdictions may introduce different payment schedules and require us to use the currencies of the local jurisdictions, which could impact operations in certain markets. This could expose the Company to the risk of fluctuations in foreign currency exchange rates and changes in exchange rates that are reflected in reported income and loss from its international businesses included in its consolidated statements of operations as it translates the financial statements of its foreign subsidiaries into U.S. dollars in consolidation.

A fluctuation in the exchange rates for the U.S. dollar or other currencies in which we may transact may therefore affect reported revenue and expenses from our international businesses included in our consolidated statements of operations. Significant fluctuations in the exchange rates of foreign currencies may negatively impact our business, prospects, financial condition and financial performance.

We do not currently have currency hedging arrangements in place and do not expect to put in place any currency hedging arrangements in the future. If we decide to hedge foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets. In addition, those activities may be limited in the protection they provide from foreign currency fluctuations and can themselves result in losses.

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

Our technology infrastructure is critical to the performance of our Brag House platform, the Such mobile payments application, and related offerings, and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks and protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide absolute security. We may in the future experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects.

As our business grows, we will need an increasing amount of technical infrastructure, including data centers, network capacity, storage and database technologies and computing power. Creating the appropriate support for our technology platforms, including big data and computational infrastructure, will be expensive and complex, and execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks; and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies or other catastrophic events. Further, our failure to adequately implement and enforce security policies could result in a loss of client and user confidence, damage to our reputation and a loss of business.

We believe that if our users have a negative experience with our offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our products or recommend the platform to other potential users. As such, a failure or significant interruption in our services would harm our reputation, business and operating results.

Our business could be adversely affected if our data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of data privacy and security laws generally.

In the course of our business, we may collect, process, store and use information, including personally identifiable information, passwords and credit card information, the latter of which is subject to PCI-DSS (Payment Card Industry Data Security Standard) compliance. Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. The unauthorized access, acquisition or disclosure of this information, or the perception that we do not adequately secure this information, could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially adversely affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our ability to maintain the credibility of our gamer community. Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe (including compliance with the General Data Protection Regulation), and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is averse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both gamers and creators and revenue.

A failure of our information technology (IT) and data security infrastructure could adversely impact our business, operations, and reputation.

Security breaches could not only diminish the quality of services that we provide but also result in a violation of our security obligations to our clients and users that are designed to protect the data that we collect, store and transmit for them. Cyber-attacks could include denial-of-service attacks impacting service availability and reliability, the exploitation of software vulnerabilities in internet-facing applications, the theft or loss of digital wallet keys resulting in the loss of the value of cryptocurrency holdings, social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems with a view to misappropriate confidential or proprietary data. In addition, we may be vulnerable to unintentional errors as well as malicious actions by persons with authorized access to our systems. The steps that we take to increase the reliability, integrity and security of our systems may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within technology platforms and the increasing number of connections with the technology of clients and third-party partners.

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

In addition, any party who is able to illicitly obtain a user’s password or account recovery phrase/keys could access the user’s transaction data, cryptocurrency holdings, or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our acquisitions and investments could expose us to additional risks.

We may make acquisitions or investments in complementary companies, professional sports clubs, services and technologies that we believe fit within our business model. Such acquisitions, including recent acquisitions by HOD, could require significant management attention, disrupt business, dilute stockholder value and adversely affect our operating results.

We may not be able to acquire and integrate other companies, services or technologies in a successful manner. We may also not be able to find suitable acquisition candidates or, if we do find appropriate acquisition targets, we may not be able to complete such acquisitions on favorable terms or at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating and pursuing suitable acquisitions, regardless of whether they are consummated. If we do not complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in revenue and in the pursuit of tokenizing real-world assets, and any acquisitions we complete could be viewed negatively by investors and industry analysts. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of the Common Stock.

Each of HOD’s current investments are in companies or professional sports clubs that are privately held and for which no current market exists, nor is there current liquidity into such investments. As such, the amount of information that is available and provided on an ongoing basis may be limited. If we were looking to sell such investments or a portion thereof, there may not be buyers readily available nor ones that are willing to take on the risks of holding such assets.

As it relates to professional sports club investments, we have limited experience and expertise in operating or managing such assets. While each of these sport club investments have their own management teams to operate their clubs and related activities, investor input and oversight will be necessary from us. If we cannot manage these investments adequately or make prudent decisions, or we are unable to leverage the branding and trademarks from Doge and the Dogecoin community, the value of these assets may be impaired or adversely impacted.

Additional capital that we may require may not be available or may be available only on onerous terms, either of which could negatively impact our growth and business.

We may require additional capital to support our growth and such capital might not be available on favorable or acceptable terms, if at all. The unavailability of capital could hamper our growth and adversely affect our business.

We expect to rely on both cash flows from operations and capital raises to meet our capital needs. We cannot provide any assurance that our business will generate sufficient cash flows from operations to enable us to fund our liquidity needs. We will require equity and/or debt financing in the future to support our ongoing operations, to undertake capital expenditures, and to complete acquisitions or other investment transactions. Third-party financing may not be available on terms favorable to us, and we may not manage costs and working capital successfully. Our inability to raise additional capital as needed could impede our growth and could adversely affect our business, financial condition and financial performance.

Our business may be materially and adversely affected by significant developments stemming from political events and changes.

Changes in U.S. and international social, political, regulatory and economic conditions, or in laws and policies governing cryptocurrency and digital assets, foreign trade, technology, financial services and investments that affect the jurisdictions where we operate could adversely affect our business.

In addition, our business could be negatively affected by trade or other regulatory barriers in the United States, Canada, or other countries reacting to trade policies adopted by one or more other countries. The uncertainty posed by the current period of political and trade volatility may result in various negative effects on our business, many of which may not be currently foreseeable. These possible negative effects may adversely affect our operating results, financial condition and growth prospects.

Our insurance coverage may not be adequate to cover all potential risks associated with our operations.

Insurance may not cover all risks to which we will be exposed. While we believe that our current insurance will address material risks to which we are exposed and that our insurance coverage is adequate and customary given our current operations, such insurance is and will be subject to coverage limits and exclusions. Our insurance will not cover all the potential risks associated with our operations. Moreover, insurance against certain risks encountered in our operations may not be generally available or on acceptable terms, if at all, especially given our operation in the cryptocurrency industry.

Our officers and directors may have conflicts of interest that could negatively impact our business.

Our directors and officers may be involved in businesses similar to ours and may have conflicts of interest with us. Certain of our directors and officers currently hold, or may in the future hold, interests in other companies involved in the same or similar businesses to ours or may be directors or officers of other related companies, clients, or partners, including Marco Margiotta, House of Doge’s Chief Executive Officer, serving as a director on several of the professional sports clubs or companies we have invested in, and Timothy Stebbing, House of Doge’s Chief Technology Officer, as a director of CleanCore and the Dogecoin Foundation. As a result, conflicts of interest may arise between these directors and officers in certain circumstances that could be adverse to us and, whether the conflict of interest is real or perceived, put our reputation at risk.

If our compliance and risk management program is not effective, it could result in events that could have a material adverse effect on our reputation, financial condition and operating results.

Our compliance and risk management programs may not be effective and may result in outcomes that could materially and adversely affect our reputation, financial condition and operating results, among other things.

We anticipate that through contract or by operation of law, we will be subject to anti-money laundering laws, know your customer/know your business laws, travel rules, payment network rules, money transmitter or money service business laws, sanctions, foreign corruption/practices and other related legislation. Our ability to comply with applicable laws and regulations will be largely dependent on our establishment and maintenance of compliance, review and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. If we enter into new markets, or become involved in certain payment services with our partners, we may become subject to laws and regulations that differ from those of our then-current markets or verticals and that may conflict with other laws and regulations to which we are subject. We cannot provide any assurance that our compliance policies and procedures will be effective or that we will always be successful in monitoring or evaluating applicable risks. In the case of alleged non-compliance with applicable laws or regulations, we could be subject to investigations and legal or regulatory proceedings that may result in substantial penalties or claims against us. Any such claims may materially and adversely affect our reputation, financial condition and the value of any investment in the Company.

Operational risks, such as misconduct and errors of employees, contractors or entities with which we do business, may be difficult to detect and deter and could cause us material reputational and financial harm.

Our employees and agents could engage in misconduct, which may include conducting and concealing unauthorized activities or improperly using or disclosing confidential information. It may not be possible to deter misconduct by employees or others, and the precautions that we take to prevent and detect these activities may not be effective in all cases. Any unauthorized actions by our employees or agents could lead to regulatory or criminal proceedings, which, in each case, could have a material and adverse effect on the Company. Furthermore, our employees could make errors recording or executing transactions, which may result in additional material costs to us.

Our collection of personal information could expose us to regulatory and other risks, and changes in applicable laws and regulations addressing the collection of such information could result in additional costs.

Measures that we take to protect personal information that we obtain or collect may be inadequate and there is a risk of a data breach or the loss or theft of such personal information.

Legislation and regulation of digital businesses, including privacy and data protection regimes, could create unexpected additional costs, subject us to enforcement actions for compliance failures, or cause us to change our technology solution or business model, which may have an adverse effect on the demand for our platform or services, such as through the mobile payments application, Such.

Many local, provincial/state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of data collected from and about consumers and devices, and the regulatory framework for privacy issues is evolving worldwide. Various U.S., Canadian, Australian, Mexican and foreign governments, consumer agencies, self-regulatory bodies, and public advocacy groups have called for new regulation directed at the collection and retention of personal information, and one can expect to see an increase in legislation and regulation related to the collection and use of such data. Such legislation or regulation could materially and adversely affect the costs of doing business.

While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, if we experience a data breach, we may face claims by users whose personal information is disclosed without authorization, which claims may have a material adverse effect on our business and financial condition. The Company may also be subject to various regulatory proceedings, enforcement and additional oversight as a result of any loss or disclosure of personal information.

We may be subject to litigation and similar proceedings that adversely affect our business.

We may be subject to various litigation and other proceedings. All industries, including the cryptocurrency, payment technology and financial services industries, are subject to legal claims, with and without merit. We may become party to litigation in the ordinary course of business, which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Common Stock, and could require us to spend significant financial and other corporate resources to address. Even if we are successful in litigation, litigation can significantly redirect our resources. Litigation may also negatively affect our reputation.

We may be unable to integrate successfully the businesses of Brag House and HOD and realize the anticipated benefits of the Merger.

The Merger involved the combination of two companies that, before the Effective Date, operated as independent companies. We are be required to devote significant management attention and resources to integrating the business practices and operations of HOD and Brag House. We may fail to realize some or all of the anticipated benefits of the Merger if the integration process takes longer or is more costly than expected. Potential difficulties that we may encounter in the integration process include the following:

●	our inability to successfully combine the businesses of Brag House and HOD in a manner that permits the Company to achieve the anticipated benefits from the Merger, which would result in the anticipated benefits of the Merger not being realized partly or wholly in the time frame currently anticipated or at all;

●	creation of uniform standards, controls, procedures, policies, and information systems; and

●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger.

In addition, before the Effective Time each of Brag House and HOD operated independently. It is possible that the integration process could result in the diversion of the Company’s management’s attention, the disruption or interruption of, or the loss of momentum in, the company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies, any of which could adversely affect the Company’s ability to maintain its business relationships or the ability to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results. If we are unable to successfully integrate the businesses of Brag House and HOD, we may not realize the anticipated benefits of the Merger, such as revenue synergies and operational efficiencies. Further, the significant changes in management pursuant to the Merger could present challenges to operational continuity.

Unfavorable global economic conditions could adversely affect our business, financial condition, results of operations or cash flows.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms or at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Digital Asset Custody and Operations

The loss, theft, or destruction of private keys required to access our digital assets, or the failure of our custodial arrangements, could result in the irreversible loss of our digital asset holdings.

Digital assets, including any Dogecoin or other cryptocurrency we may hold from time to time, are typically controlled by the holder of the unique private key for the digital wallet in which such assets are held. While public addresses are published in blockchain transactions, private keys are required to access, retrieve, or transfer the digital assets in a given wallet. If any private keys are lost, stolen, destroyed, or otherwise compromised, and if backup keys are not available, the holder will be unable to access the digital assets in the affected wallet, and such loss would generally be irreversible. We rely on third-party custodians and digital wallet infrastructure to safeguard our digital asset holdings. These custodial arrangements are subject to risks including cybersecurity breaches, hacking, operational errors, and failures of security protocols. Blockchain technologies that hold digital assets, such as wallets and smart contracts, can be hacked or otherwise subject to security breaches and malicious activities, which may result in the unauthorized transfer or misappropriation of digital assets. There is no assurance that our custodial arrangements, or the security measures employed by our custodians, will be adequate to prevent such losses. Any loss of digital assets due to custodial failures, private key compromises, or cybersecurity incidents could materially and adversely affect our business, financial condition, and results of operations.

If we engage in staking or validator operations, we may be subject to slashing penalties, technological failures, and other risks that could result in the loss of staked digital assets.

Certain proof-of-stake blockchain networks require digital assets to be transferred into smart contracts or delegated to validator nodes to participate in staking. If we or our partners engage in staking activities, including with respect to Dogecoin or other digital assets, we would be exposed to risks including validator node failures, cybersecurity attacks, extended downtime, coding or hardware errors, and “slashing” penalties imposed by the underlying blockchain network. Slashing penalties may be imposed if a validator node acts maliciously, “double signs” transactions, experiences prolonged inactivity, or encounters inadvertent operational errors. Such penalties can result in the confiscation, withdrawal, or permanent loss of staked digital assets. Additionally, the rules and requirements for staking participation are determined by the relevant blockchain network and are subject to change without notice. Any loss of staked digital assets, slashing events, or failures in validator operations could damage our brand and reputation, cause us to suffer financial losses, and adversely impact our business.

The lack of a centralized clearinghouse for digital asset transactions and our reliance on third-party counterparties for settlement expose us to significant counterparty and settlement risk.

The digital asset market operates 24 hours a day, seven days a week, and does not have a centralized clearinghouse. Transactions in digital assets rely on direct settlements between third parties after trades are executed. We rely on our partners, including 21Shares, affiliates, and third-party banks and trading venues to facilitate cash and digital asset settlements. If any of these counterparties experience operational failures, liquidity constraints, insolvency, fraud, or cybersecurity incidents, they may be unable to complete settlement transactions, which could disrupt our operations and result in financial losses. The digital asset industry has experienced significant counterparty failures in recent years, including the bankruptcies of FTX, Celsius Networks, Voyager Digital, Three Arrows Capital, and Genesis, which resulted in widespread loss of customer assets and a loss of confidence in the broader digital asset ecosystem. There is no assurance that our counterparties will not experience similar failures, and any such failures could have a material adverse effect on our business, financial condition, and results of operations.

Our pursuit of real-world asset tokenization and digital financial products may expose us to risks associated with decentralized finance protocols and smart contract vulnerabilities.

As we develop tokenization platforms and digital financial products, we may interact with or rely upon decentralized finance (“DeFi”) protocols and smart contracts. DeFi protocols are subject to various risks, including uncertain regulatory and compliance conditions, the risk that underlying smart contracts contain security vulnerabilities or coding errors, the risk that borrowers may default, and the risk that a single exploit within one protocol can trigger cascading failures across multiple platforms. Smart contracts are self-executing programs on blockchain networks that, once deployed, generally cannot be modified. If a smart contract contains a flaw or vulnerability, it may be exploited by malicious actors, potentially resulting in the irreversible loss of digital assets. Additionally, the complexity and interconnectedness of DeFi protocols enable new forms of malicious attacks, including price manipulation attacks that trigger uneconomic collateral liquidations. DeFi protocols also pose heightened regulatory concerns, as regulators may determine that certain DeFi activities constitute securities offerings or other regulated financial activities. Any of these risks could materially and adversely affect our digital asset holdings, our tokenization initiatives, and our business.

We depend on third-party custodians and service providers to safeguard our digital asset holdings, and any failure by these custodians could result in the loss of assets and material financial harm.

We rely on third-party custodians, digital wallet providers, and brokerage platforms to hold, secure, and facilitate transactions in our digital asset holdings. Products backed by digital assets are subject to the risks associated with the custody of digital assets, including the risk that digital assets or the blockchain infrastructure could be impacted by hacking, cybersecurity breaches, or other malicious actions. The security procedures and infrastructure of our custodians may not fully protect against loss of assets. Digital assets may also be exposed to the internet or other vulnerabilities during transfers before reaching secure custodial accounts. In addition, there are risks associated with changes to blockchain protocols, such as forks, which could disrupt custodial arrangements or result in losses. The failure of our custodians to adequately safeguard our digital assets could result in financial loss, reputational harm, and regulatory consequences, and our recovery of any losses from a custodian may be inadequate.

A fork of the Dogecoin blockchain could disrupt our operations, compromise the security of our digital asset holdings, and adversely affect the value of Dogecoin and our business.

Blockchain software, including the Dogecoin protocol, is generally open-source, and any user can propose modifications to the network. If a proposed modification is adopted by less than a substantial majority of users and the modification is not compatible with the existing software, the result would be a “fork” — a split of the blockchain network into two or more parallel versions, each running incompatible software with separate native assets that lack interchangeability. A fork of the Dogecoin blockchain could result in significant disruptions, including: replay attacks, in which transactions from one forked network are rebroadcast on the other to achieve unauthorized “double-spending”; a reduction in the level of network security due to the splitting of mining or validation power across networks, making it easier for a malicious actor to exceed the majority threshold necessary to manipulate the network; disruptions to our information technology systems and digital payment infrastructure; confusion among users, merchants, and partners regarding which version of Dogecoin is supported by our products and services; and a decline in the value and liquidity of Dogecoin. As the exclusive commercialization partner of the Dogecoin Foundation, any fork of the Dogecoin blockchain could have a uniquely direct and material adverse effect on our business, brand, trademark licensing arrangement, ETP support services, and the value of any Dogecoin we may hold.

Risks Related to Our ETP Business

Our sole revenue stream depends on exchange-traded products operated by a third-party partner, and regulatory changes affecting such products could eliminate our revenue.

Substantially all of our current revenue is derived from support service fees earned in connection with Dogecoin exchange-traded products (“ETPs”) operated by 21Shares. These ETPs are subject to extensive and evolving regulatory requirements, including those imposed by the SEC, FINRA, applicable securities exchanges, and the Investment Company Act of 1940. Exchange-traded products must comply with listing standards, disclosure requirements, valuation rules, and other regulatory obligations that may change over time. The SEC or an exchange may determine to delist, suspend trading in, or impose additional restrictions on the Dogecoin ETPs, or may decline to approve future Dogecoin-related products. Changes in the regulatory classification of Dogecoin, the imposition of new fees or compliance costs on ETP sponsors, or the failure of 21Shares to maintain its regulatory approvals could directly and adversely affect our revenue. Given our concentration of revenue in a single product category with a single partner, any disruption to the Dogecoin ETP ecosystem would have a material adverse effect on our business, financial condition, and results of operations.

Our advisory and asset management activities may give rise to fiduciary duties and regulatory obligations, and our failure to comply could result in enforcement actions, litigation, and reputational harm.

We provide strategic advisory services, asset management, and consulting services to third-party clients in connection with their Dogecoin treasury assets and exchange-traded products. These activities may subject us to fiduciary duties under applicable federal and state laws, including the Investment Advisers Act of 1940, as well as obligations to act in the best interest of our clients, manage conflicts of interest, and provide appropriate disclosures. Our Chief Executive Officer serves as a director of several companies and professional sports clubs in which we have invested, and our Chief Technology Officer serves as a director of CleanCore Solutions and the Dogecoin Foundation, creating potential conflicts of interest. If we fail to adequately identify, disclose, and manage actual or perceived conflicts of interest, or if regulators determine that our advisory activities require registration as an investment adviser, we could face enforcement actions, litigation, penalties, reputational damage, and restrictions on our business activities, any of which could materially and adversely affect our business.

Risks Related to Financial and Market Conditions

The U.S. federal and state income tax treatment of digital asset transactions is uncertain and evolving, and adverse tax developments could materially affect our financial condition and results of operations.

Many significant aspects of the U.S. federal income tax treatment of digital assets remain uncertain, including the timing, character, and amount of income recognition for various digital asset transactions such as holding, disposing of, staking, lending, and receiving digital assets as compensation or in exchange for services. The IRS has issued limited guidance on certain aspects of digital asset taxation, including Notice 2014-21, which treats virtual currency as “property” for federal income tax purposes, but has not addressed many other significant tax questions. Our operations involve holding digital assets, receiving non-cash consideration (such as warrants) for advisory services, and earning fees denominated in or tied to digital asset values. The uncertain tax treatment of these transactions could affect our effective tax rate, the timing of income recognition, and our overall financial results. Future IRS guidance, Treasury regulations, legislative changes, or adverse judicial decisions could result in tax consequences that differ materially from our current positions, which could have a material adverse effect on our business, financial condition, and results of operations. Similar uncertainties exist in the foreign jurisdictions in which we operate, including Canada, Australia, and New Zealand.

The failure of stablecoin issuers to maintain adequate reserves or honor redemption obligations could disrupt our digital payment operations and adversely affect the broader digital asset ecosystem.

As we develop digital payment infrastructure, including our “Such” mobile payments application and proposed DOGE debit card, we may interact with or rely upon stablecoins for settlement, liquidity, or payment processing purposes. Stablecoins are digital assets designed to maintain a relatively stable price, typically pegged to a fiat currency such as the U.S. dollar. However, certain stablecoin issuers have discretion to determine the composition and amounts of assets backing their stablecoins, and there is a risk that an issuer may be unable to liquidate sufficient backing assets in the event of mass redemptions. A stablecoin depegging event or issuer failure could undermine public confidence in stablecoins and digital assets more broadly, cause significant market disruption, and adversely affect the value of digital assets we hold, the functionality of our payment infrastructure, and our business operations. Regulatory developments, including the GENIUS Act, may impose new requirements on stablecoin issuers, and the extent to which stablecoins with significant market share will qualify under such frameworks remains uncertain.

Our inability to establish or maintain banking relationships could materially disrupt our operations and impair our ability to conduct business.

As a company operating in the digital asset and cryptocurrency industry, we may face difficulties in establishing or maintaining relationships with banks and other financial institutions. Many financial institutions have decided, or been compelled by their regulators, to decline to provide bank accounts, payment services, or other financial services to companies involved in cryptocurrency activities, due to perceived compliance risks, costs, or regulatory uncertainty. Similarly, certain companies in the digital asset industry have had their existing bank accounts closed by financial institutions. If we are unable to procure or maintain banking relationships, we may be unable to process payments, settle transactions, fund operations, or otherwise conduct business. As of June 30, 2026, we had cash of only $658,348 and a working capital deficit of approximately $14.9 million. Any disruption to our banking relationships at our current liquidity levels could have a severe and potentially existential adverse effect on our business, financial condition, and results of operations. In addition to banks, other service providers, including accountants, lawyers, and insurance providers, may also decline to provide services to companies engaged in digital asset-related businesses, which could further impair our ability to operate.

Our use of margin financing secured by digital asset holdings, and any future borrowing or lending of digital assets, expose us to amplified financial risks including unlimited loss potential.

We have entered into a margin loan agreement with Revere Securities LLC, secured by our holdings of the 21Shares Dogecoin ETF (TDOG), and we may in the future engage in additional borrowing, lending, or margin financing activities involving digital assets. Margin financing amplifies both potential gains and potential losses, and a decline in the value of the collateral securing a margin loan could trigger margin calls requiring us to post additional collateral or liquidate assets at unfavorable prices. Borrowing and lending markets for digital assets are currently limited and are unlikely to become as developed and stable as those for traditional securities. Under adverse market conditions, we may have difficulty purchasing digital assets to meet delivery obligations, and a “short squeeze” scenario could compel us to replace borrowed assets at significantly elevated prices. In addition, certain regulators have taken the position that digital asset lending programs may constitute unregistered securities offerings. While we do not believe our current borrowing activities constitute securities offerings, there is a risk that the SEC or state regulators could take a contrary view, which could result in enforcement actions, penalties, and restrictions on our business. Any losses from margin financing, borrowing, or lending of digital assets could materially and adversely affect our financial condition and results of operations.

Risks Related to Our Sports Investments

Our equity investments in professional sports clubs are subject to the rules and regulations of sports governing bodies, including FIFA, UEFA, and national football associations, which could restrict our ownership rights, impose financial penalties, or require us to divest our interests.

We have made equity investments in professional sports clubs, including HC Sierre Hockey Club in the Swiss League, U.S. Triestina Calcio 1918 s.r.l in the Italian Serie C football league, and Milano Hockey Club in the ICE Hockey League. These investments are subject to the rules and regulations of various sports governing bodies, including the Fédération Internationale de Football Association (“FIFA”), the Union of European Football Associations (“UEFA”), the International Ice Hockey Federation (“IIHF”), and applicable national sports associations. These governing bodies impose comprehensive rules regarding club ownership, governance, financial management, and competitive integrity. FIFA requires that each member association manage its affairs independently and without undue influence from third parties, and that no natural or legal person exercise control over more than one club whenever the integrity of any match or competition could be jeopardized. UEFA’s Financial Fair Play Regulations impose financial sustainability requirements, including break-even rules that limit owner investments to specified thresholds. Non-compliance with these regulations can result in sanctions including warnings, fines, withholding of prize money, prohibition on registering new players for competitions, and exclusion from competitions. Any failure to comply with the rules of applicable sports governing bodies could result in sanctions, forced divestiture, or restrictions on our ability to derive economic benefit from our sports investments, any of which could materially and adversely affect our business and financial condition.

Laws and regulations in certain jurisdictions restrict the ownership of multiple sports clubs, which could limit our ability to expand our sports investment portfolio or require divestiture of existing investments.

Various sports governing bodies and national laws restrict multi-club ownership to preserve the integrity of sporting competitions. FIFA rules prohibit any person or entity from controlling more than one club whenever competitive integrity could be jeopardized. National football associations and other sports governing bodies may impose additional restrictions. For example, in Italy, the Norme Organizzative Interne della FIGC (“NOIF”) prohibits any person from controlling, directly or indirectly, more than one football company in the professional league. Similar restrictions exist in other jurisdictions in which we have invested or may invest. Mergers, acquisitions, sales, and transfers of sports clubs are also subject to specific approval requirements from the relevant sports governing body. If we are found to be in violation of multi-club ownership restrictions, we could be required to divest one or more of our sports investments, may be subject to penalties, or may be restricted in our ability to make additional sports investments. These restrictions could limit our growth strategy in the professional sports sector and adversely affect our business.

The sports clubs in which we have invested are subject to complex player transfer and registration regulations that could restrict their ability to attract talent and compete effectively.

Professional sports clubs, including those in which we have made equity investments, are subject to detailed regulations governing player registration, transfers, and eligibility. FIFA, UEFA, national football associations, and analogous bodies in other sports impose rules regarding the registration of players, the transfer of player contracts between clubs, restrictions on the number of foreign players, and requirements related to player development and youth academies. Certain jurisdictions restrict the number of non-EU or non-domestic players that may be fielded in league matches, which could limit the talent available to our invested clubs. The global transfer market is subject to FIFA’s Transfer Matching System and associated regulations, which govern the timing, documentation, and financial terms of player transfers. Changes in transfer market regulations, immigration rules affecting player mobility, or disputes over player contracts could adversely affect the competitive performance and financial results of our invested sports clubs, and, in turn, the value of our investments.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary technology or trademarks adequately.

Our rights with respect to our intellectual property may be difficult to protect or to enforce. This could enable others to copy or use aspects of our platform, including the Such mobile application, or others may use or infringe on the licensed Dogecoin marks without compensation, which could erode our competitive advantages and harm our business. Due to the global brand recognition around Dogecoin and its related marks, our success will depend, in part, on our ability to protect our proprietary marks and the technologies that we develop. We rely on trademark and copyright laws, confidentiality procedures and contractual provisions to protect our intellectual properties and those trademarks that we own or otherwise manage. Uncertainty may result from changes to intellectual property legislation enacted in various jurisdictions where we may operate. Accordingly, despite our efforts, we may be unable to obtain adequate protection for our intellectual property or to prevent third parties from infringing upon or misappropriating our intellectual property.

From time to time, we and the Dogecoin Foundation may need to take legal action to enforce our trademark or intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement. Such litigation could result in substantial costs and the diversion of limited resources and could negatively affect our business, financial condition and financial performance. If we are unable to protect our proprietary rights (including aspects of our Brag House platform), we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

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

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages, royalties, legal fees and other costs. We also could be required to stop offering, distributing or supporting games, our gaming platform or other features or services that incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license (if licenses are available at all), all of which could be costly, result in a loss of revenues for us and otherwise harm our business.

In addition, many patents have been issued that may apply to potential systems for real-world use of Dogecoin including digital payments, financial products and tokenization of real-world assets as well as new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those offered on our Brag House gaming platform or that we would like to offer in the future. We may discover that future opportunities to provide new and innovative digital payment systems, financial products and tokenization methods as well as modes of game play and game delivery to gamers and creators may be precluded by existing patents that we are unable to license on reasonable terms.

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

Currently, we have one registered trademark and others that have been filed for registration. We also plan to file patents to protect our core technology and intellectual property. We cannot assure you that we will be granted a patent with respect to any patent applications we intend to file. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. Failure to maintain or protect these rights could harm our business. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our pending patent and trademark applications may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

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

The Brag House interactive live streaming platform enables gamers and creators to exchange information and engage in various other online activities. Although content on our online gaming platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to content or information that is made available on the platform, including claims of defamation, disparagement, intellectual property infringement, or other alleged damages could be asserted against us. We may be subject to claims by virtue of our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties. Further, although we require our gamers and creators to register their real name, we do not require user identifications used and displayed during gameplay to contain any real-name information, and hence we are unable to verify the sources of all the information posted by our gamers and creators. In addition, because a majority of the communications on our online and in-person gaming platform is conducted in real-time, we are unable to examine the content generated by gamers and creators before they are posted or streamed. Therefore, it is possible that gamers and creators may engage in illegal, obscene or incendiary conversations or activities, including publishing inappropriate or illegal content that may be deemed unlawful. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our online gaming platform.

If any content on the Brag House platform is deemed illegal, obscene or incendiary, or if appropriate licenses and third-party consents have not been obtained, claims may be brought against us for defamation, libel, negligence, breaches of contract, copyright, patent or trademark infringement, unfair competition, other unlawful activities or other theories and claims based on the nature and content of the information delivered on or otherwise accessed through the platform. We may be subject to claims by virtue of our involvement in hosting, transmitting, marketing, branding, or providing access to content created by third parties.

The law relating to the liability of online service providers for others’ activities on their services is still somewhat unsettled around the world. We rely on a variety of statutory and common-law frameworks for the content we host and provide our users, including the Digital Millennium Copyright Act, the Communications Decency Act (the “CDA”), and the fair-use doctrine. Each of these statutes and doctrines, however, is subject to uncertain judicial interpretation and regulatory and legislative amendments. For example, the U.S. Congress amended the CDA in 2018 in ways that could expose some Internet platforms to an increased risk of litigation. In addition, the U.S. Congress and the Executive branch have proposed further changes or amendments each year since 2019 including, among other things, proposals that would narrow the CDA immunity, expand government enforcement power relating to content moderation concerns, or repeal the CDA altogether. Some U.S. states have also enacted or proposed legislation that would undercut, or conflict with, the CDA’s protections. If these state laws were upheld in a challenge in court or if additional similar laws or the changes or amendments to the CDA proposed by the U.S. Congress and the Executive branch were enacted, such changes may decrease the protections provided by the CDA and expose us to lawsuits, penalties, and additional compliance obligations. Moreover, some of these statutes and doctrines that we rely on provide protection only or primarily in the United States. If the rules around these doctrines change, if international jurisdictions refuse to apply similar protections, or if a court were to disagree with our application of those rules to the Brag House platform, we could incur liability or be required to make significant changes to our online gaming platform, business practices, or operations, and our business could be seriously harmed. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner. Moreover, the costs of compliance may continue to increase when more content is made available on the platform as a result of our growing base of gamers and creators, which may adversely affect our results of operations.

Intensified government regulation of the Internet industry could restrict our ability to maintain or increase the level of traffic to our gaming platform as well as our ability to capture other market opportunities.

Businesses operating in the digital asset and payment industry and over the Internet generally are increasingly subject to strict scrutiny. New laws and regulations may be adopted from time to time, to address new issues that come to authorities’ attention. We may not timely obtain or maintain all the required licenses or approvals or make all the necessary filings in the future. We also cannot assure you that we will be able to obtain all required licenses or approvals if we plan to expand into other digital asset or Internet-based businesses. If we fail to obtain or maintain any of the required licenses or approvals or make any necessary filings, we may be subject to various penalties, which may disrupt our business operations or derail our business strategy and materially and adversely affect our business, financial condition and results of operations.

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

In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our online gaming platform over the Internet or in specific jurisdictions, which could harm our business, financial condition and results of operations. For example, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Brag House platform, including the Digital Millennium Copyright Act, the CDA, and the fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union.

Each of these statutes and doctrines are subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments, and we cannot guarantee that such frameworks and defenses will be available. Regulators in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on the Brag House platform, including liability for misleading, false or manipulative information, hate speech, privacy violations, copyrighted content and other types of online harm. For example, there have been various legislative and executive efforts to restrict the scope of the protections available to online platforms under Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. There are also a number of legislative proposals in the United States, at both the federal and state level, and in the European Union and the United Kingdom, that could impose new obligations in areas affecting our business, such as liability for copyright infringement and other online harm. Any new legislation may be difficult to comply with in a timely and comprehensive manner and may expose our business or users to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to the Brag House platform and offerings, our potential liability for information or content created by third parties and posted to the platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

Risks Related to Our Securities and Organizational Documents

The market price of the Common Stock may be volatile and may decline in value following the Merger.

There may be significant fluctuations in the market price of the Common Stock following the Merger. Since its initial public offering, the market price of the Common Stock has fluctuated and the HOD common stock was never publicly traded, listed on a stock exchange or quoted on a quotation system. Any price fluctuations of the Common Stock may be unrelated or disproportionate to our actual operating performance and may be due to factors beyond our control.

Broad market and industry factors, as well as factors specifically relating to us and our business, may adversely affect the market price of the Common Stock. Some of the factors that may cause the market price of the Common Stock to fluctuate include:

●	actual or anticipated variations in our financial results;

●	changes in estimates or recommendations by securities analysts, if any, covering the Common Stock;

●	our failure to meet analysts’ expectations;

●	media coverage of our business and financial performance;

●	the public’s reaction to our press releases, other public announcements and filings with the U.S. Securities and Exchange Commission (the “SEC”);

●	conditions or trends in the industries in which we operate, including governmental or regulatory changes affecting cryptocurrencies;

●	general economic conditions;

●	progress and resolution with respect to existing litigation and regulatory inquiries;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

●	the operating and stock price performance of, or other developments involving, other companies that stockholders may deem comparable to the Company;

●	any significant change in our management, including additions or departures of key personnel and our ability to recruit and retain employees;

●	the entry into, or termination of, key agreements or arrangements affecting our business or operations; and

●	future sales of our securities, including sales of Common Stock by our directors and officers or our strategic investors.

An active trading market for the Common Stock may not develop, and our stockholders may not be able to resell their shares of common stock for a profit, if at all.

Prior to the Merger, there had been no public market for shares of HOD Common Stock and a limited market for the Common Stock. An active trading market for the Common Stock may never develop or be sustained. If an active market for the Common Stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares of Common Stock at an attractive price or at all.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our securities.

The Common Stock is currently listed on the Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). Continued listing of a security on the Nasdaq Capital Market is conditioned upon compliance with various continued listing standards. In the past, we have received notices from Nasdaq’s Listing Qualifications Department indicating that we had not complied with certain of the Nasdaq Capital Market’s continued listing standards. A delisting could substantially decrease trading in the Common Stock, adversely affect the market liquidity of the Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, adversely affect our ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, and employees and lead to fewer business development opportunities. Additionally, the market price of the Common Stock may decline further, and stockholders may lose some or all of their investment.

In the event of a delisting, we anticipate that we would take actions to restore our compliance with the Nasdaq Capital Market or another national exchange’s listing requirements, but we can provide no assurance that any such action taken by us would allow the Common Stock to regain listing on the Nasdaq Capital Market, stabilize its market price, improve the liquidity of the Common Stock, prevent the Common Stock from dropping below the Nasdaq Capital Market’s minimum bid price requirement, or prevent future non-compliance with the Nasdaq Capital Market or another national securities exchange’s listing requirements.

Future sales of shares by existing stockholders could cause the trading price of the Common Stock to decline.

If our securityholders sell, or indicate an intention to sell, substantial amounts of Common Stock in the public market, the trading price of the Common Stock could decline. As of the Effective Time, 75,902,985 shares of Common Stock were issued and outstanding, of which approximately 17,70third0,00 shares are freely tradeable, with the balance of such shares becoming freely tradable over the next nine months. If a significant amount of these shares are sold, the trading price of the Common Stock could decline.

Holders of the Common Stock may experience significant dilution.

We may issue additional securities in the future. If we raise additional financing through the issuance of Common Stock (including securities convertible or exchangeable into Common Stock) or completes an acquisition or investment by issuing additional shares of Common Stock, such issuance may substantially dilute the interests of holders of Common Stock and reduce the value of their investment.

The Board has the discretion to determine the price and the terms of future issuances, and the market price of the Common Stock could decline as a result of our issuance of new shares. Moreover, we may issue shares of Common Stock upon the exercise of options or the vesting of RSUs, in connection with other incentive securities and upon the exercise of any outstanding warrants.

Our executive officers, directors and principal stockholders may have the ability to control or significantly influence certain matters submitted to our stockholders for approval.

As of the Effective Time, our executive officers, directors and principal stockholders, in the aggregate, beneficially own approximately 43.44%  of the outstanding shares of Common Stock. As a result, if these stockholders were to choose to act together, they may be able to control or significantly influence certain matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of the Company on terms that other stockholders may desire.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.

The trading market for the Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of the Common Stock after the completion of the Merger, and such lack of research coverage may adversely affect the market price of the Common Stock. In the event that it does have equity research analyst coverage, the Company will not have any control over the analysts or the content and opinions included in their reports. The price of the Common Stock could decline if one or more equity research analysts downgrade the Common Stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of the Company or fails to publish reports on it regularly, demand for the Common Stock could decrease, which in turn could cause the Common Stock price or trading volume to decline.

We do not anticipate paying any cash dividends in the foreseeable future.

We expect to retain any future earnings to fund the growth of our business. We may never pay any dividends and we are not party to any contractual obligation to do so. Any determination to pay dividends in the future will be at the discretion of the Board and will depend upon our results of operations, financial condition, contractual limitations, restrictions imposed by applicable law, business and investment strategy and any other factors that the Board deems relevant. As a result, capital appreciation, if any, of the Common Stock will be investors’ sole source of gain, if any, for the foreseeable future.

If we issue shares of preferred stock, the rights of holders of the Common Stock may be materially adversely affected.

The Board is authorized to issue up to 24,987,810 – number of shares of Preferred C issued in the Merger shares of “blank check” preferred stock. The designations, rights and preferences of the Company’s preferred stock may be determined from time to time, by the Board. Accordingly, the Board is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of the holders of the Common Stock. For example, an issuance of shares of preferred stock could:

●	adversely affect the voting power of the holders of the Common Stock;

●	dilute the value of holders’ investment in the Common Stock;

●	make it more difficult for a third party to gain control of the Company;

●	discourage bids for the Common Stock;

●	limit or eliminate any payments that the holders of the Common Stock could expect to receive upon the Company’s liquidation; or

●	adversely affect the market price of the Common Stock.

Provisions of our organizational documents and Delaware law may delay or deter a change of control of the Company.

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition or merger proposals for, the Company. These include provisions that:

●	permit the Board to establish the number of directors and fill any vacancies and newly created directorships;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding;

●	limit the persons that may call special meetings of stockholders;

●	establish advance notice requirements for stockholder proposals and director nominations; and

●	prohibit stockholder from acting by written consent in lieu of a meeting.

In addition, Delaware corporate law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors’ wishes. Under Section 203 of the Delaware General Corporation Law (the “DGCL”), a Delaware corporation such as the Company may not engage in any merger with an interested stockholder or such stockholder’s affiliates or associates for a period of three years following the date that such stockholder became an interested stockholder, except in limited circumstances, including by approval of the corporation’s board of directors.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees giving rise to such claim.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions, suits or proceedings (“Proceedings”):

●	any derivative Proceeding brought on the Company’s behalf;

●	any Proceeding asserting a claim of breach of a fiduciary duty or other wrongdoing by any of the Company’s directors, officers, employees or agents;

●	any Proceeding asserting a claim against the Company arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

●	any Proceeding to interpret, apply, enforce or determine the validity of the Company’s certificate of incorporation or bylaws; and

●	any Proceeding asserting a claim governed by the internal affairs doctrine.

Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Therefore, pursuant to our certificate of incorporation and bylaws, the choice of forum provision shall not apply, and the Company will have consented to such inapplicability, to claims or causes of action brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

For the avoidance of doubt, this provision is intended to benefit and may be enforced by the Company and its officers and directors. This choice of forum provision may, however, limit a stockholder’s ability to bring a Proceeding in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, other employees or stockholders. Further, this choice of forum provision may increase the costs for a stockholder to bring such a Proceeding and may discourage them from doing so.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a Proceeding in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in the Company’s certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, it may incur additional costs associated with resolving such Proceeding in other jurisdictions. For example, the Court of Chancery of the State of Delaware recently determined that the exclusive forum provisions of federal district courts of the United States of America for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We are an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, the shares of Common Stock may be less attractive to investors.

The Company qualifies as an “emerging growth company” as defined in Rule 405 under the Securities Act and Rule 12b-2 under the Exchange Act, and we intend to continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the requirements for auditor attestation of its internal control over financial reporting, (ii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. The Company will remain an emerging growth company until the earliest of (a) the last day of the fiscal year in which the market value of the shares of Common Stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (b) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (c) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period, or (d) December 31, 2030 (the last day of the fiscal year following the fifth anniversary of the completion of the Company’s initial public offering). If some investors find Common Stock less attractive as a result of our reliance on these exemptions, the trading price of the Common Stock may be lower than it otherwise would be, there may be a less active trading market for the Common Stock and the trading prices of the Common Stock may be more volatile.

Further, Section 13(a) of the Exchange Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. An emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks Related to HOD’s Business

We might not be able to sustain HOD’s current rate of growth, which could negatively impact our operating revenue, operating income or net income.

Although HOD has experienced some revenue growth during its limited time of operations, it may not be able to sustain this rate of growth or maintain current revenue levels as it continues its second year of operations.

Accordingly, there can be no assurance or high degree of predictability that the rate of growth will continue in future fiscal periods and there may be fluctuations and declines in operating revenues, operating income or net income. For example, while HOD earned fee revenues for a period of time as the asset manager for The Official Dogecoin Treasury that was established at CleanCore Solutions, Inc., this commercial relationship has since been terminated as CleanCore Solutions has decided to pivot away from its Dogecoin Treasury strategy.

Continued growth depends on a number of factors, including an ability to launch certain technology and payment services, driving mass adoption to Dogecoin usage and its interrelated eco-systems, increase in the market value of HOD’s various investments, and finding new clients and customers for its various services. The Company may fail to fulfill its overall objectives of increasing global adoption of Dogecoin as a form of currency, including an inability to develop or adapt services that appeal to users, failure of usage incentives to influence Dogecoin holder behavior, an inability to predict accurately consumer preferences or cryptocurrency industry changes, to modify the services on a timely basis in response thereto and the inability to produce new features and services that appeal to the masses.

As the cryptocurrency and decentralized finance industry continues to develop, competitors may be able to offer services that are, or that are perceived to be, substantially similar to or better, or more cost effective, than ours. Even if we are successful at generating service fee revenues and other fees through our various initiatives and strategies, we may experience a decline in growth rates. If our operating revenue or growth rate slows materially or declines, our business, operating results and financial condition could be adversely affected.

House of Doge has a limited operating history in an evolving industry, which makes it difficult to evaluate the Company’s future prospects and may increase the risk that we will not be successful.

HOD only began operations in early 2025 and it has since hired or retained a limited number of employees and contractors, made certain strategic investments, and entered into key partnerships and management/advisory agreements. This limited operating history and its evolving business make it difficult to evaluate future prospects and the risks and challenges that HOD and the Company may encounter. These risks and challenges include its ability to:

●	accurately forecast revenue and plan operating expenses;

●	increase the number of clients;

●	successfully launch and market new products and services;

●	successfully compete with current and future competitors;

●	successfully expand business in existing markets and enter new markets and geographies;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of its reputation and brand;

●	adapt to rapidly evolving trends in the ways clients and cryptocurrency users interact with technology;

●	avoid interruptions or disruptions in service;

●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;

●	hire, integrate and retain talented technology, sales, customer service and other personnel;

●	effectively manage rapid growth in its personnel and operations which currently spans the globe; and

●	effectively manage its costs.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” discussion, our business, financial condition, and results of operations could be adversely affected. Further, because HOD has limited historical financial data and operates in a rapidly evolving market, any predictions about future revenue and expenses may not be as accurate as they would be if it had a longer operating history or operated in a more predictable market.

The Company has encountered in the past, and the Company will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries, especially related to cryptocurrency and blockchains. If our assumptions regarding these risks and uncertainties, which we use to plan and operate the HOD business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from expectations and our business, financial condition, and results of operations could be adversely affected.

We are subject to risks as a result of Dogecoin’s status as a highly volatile asset.

Dogecoin is a highly volatile asset, and significant fluctuations in its price may adversely affect the Company’s financial results, the market price of the Common Stock and our overall business.

The market price of Dogecoin has experienced, and we expect it to continue to experience, extreme volatility. For example, Dogecoin soared from approximately $0.002 per coin in November 2020 to a historical high of approximately $0.74 per coin on May 8, 2021, and later retreated to approximately $0.05 in June 2022. A material decline in the value of Dogecoin would directly reduce the fair value of any holdings thereof, could require a holder of Dogecoin to recognize material impairment or fair-value losses, and could negatively impact our net income and stockholders’ equity in any given period. The price of Dogecoin may be adversely affected by, among other factors:

●	changes in user, consumer, or investor sentiment toward Dogecoin or the wider digital asset industry;

●	negative publicity or social-media coverage, including on platforms that historically have driven Dogecoin trading activity or disassociation from influential public figures;

●	changes in consumer preferences and the perceived value or prospects of Dogecoin;

●	transactional activities such as (i) activities of highly active retail and institutional users, speculators and holders or (ii) actual or expected significant dispositions of Dogecoin by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection;

●	sales or anticipated sales of significant Dogecoin positions by large holders, including those required to liquidate assets in bankruptcy or enforcement proceedings;

●	a proposed or actual change of protocol for Dogecoin that may result in a “fork” that may have a negative impact on the value or function of Dogecoin and, consequently, impact the various players in Dogecoin’s network, including holders of Dogecoin and, potentially, the Company;

●	competition from other blockchains, centralized exchanges or decentralized exchanges that exhibit comparable or better speed, security, scalability or energy efficiency, or that feature other more favored characteristics;

●	competition from other digital assets that feature other more favored characteristics, are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	macroeconomic conditions such as inflation, rising interest rates, recessionary pressures, or geopolitical conflict;

●	competition from other blockchains or digital assets that are perceived to have superior technological or economic characteristics;

●	transaction congestion and fees associated with processing transactions on the Dogecoin network;

●	disruption, failure, or suspension of Dogecoin trading venues, custodians, or payment processors; and

●	technological developments — such as advances in quantum computing — that could render the cryptography underlying the Dogecoin blockchain insecure or obsolete.

Any of these events could materially and adversely affect the value of the Company, any of its Dogecoin holdings that it may hold from time to time and, in turn, the value of the Common Stock.

Substantial legal and regulatory uncertainty regarding digital assets and Dogecoin could materially impact the price of Dogecoin as well as our and our customers’ and counterparties’ ability to operate their respective businesses.

Dogecoin and other digital assets are subject to significant legal and regulatory uncertainty that could materially impact the price of Dogecoin and our — as well as our customers’ and our counterparties’ — ability to hold, transfer, stake or otherwise use Dogecoin. Regulators in the United States and abroad continue to re-evaluate and update laws and regulations governing digital assets, with agencies such as the SEC and the U.S. Commodity Futures Trading Commission taking enforcement actions and proposing new rules. Although some high-profile enforcement actions have been dismissed, the risk of future proceedings remains, which could affect Dogecoin’s liquidity, value, or our ability to use it, and may result in substantial compliance costs.

Laws and regulations at the federal, state, and international levels are evolving rapidly. Recent years have seen new executive orders, agency guidance, enforcement actions, and legislative proposals aimed at clarifying the regulatory treatment of digital assets. For example, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was signed into law on July 18, 2025, establishing a federal regulatory framework in the United States for payment stablecoins, which are digital assets used, or designed to be used, as a means of payment and are, among other things, convertible, redeemable or eligible for repurchase by the issuer for a fixed amount of monetary value. Under the GENIUS Act, only permitted entities may issue payment stablecoins in the United States, subject to certain exceptions or safe harbors adopted at the discretion of the Secretary of the Treasury. Although the GENIUS Act provides a level of regulatory clarity in the United States, it remains to be seen how many stablecoins will actually qualify as payment stablecoins. To the extent that stablecoins with a significant market share do not qualify as payment stablecoins, the regulatory uncertainty and increased risk that comes with their use will remain and could have a significant impact on the digital asset ecosystem (including Dogecoin). In addition, on July 17, 2025, the House of Representatives passed the Digital Asset Market Clarity Act of 2025, which would establish a market structure for digital assets and, among other things, would divide regulatory authority between the SEC and the U.S. Commodity Futures Trading Commission. Unless and until the Digital Asset Market Clarity Act of 2025 (or comparable legislation) is enacted, however, existing uncertainty regarding Dogecoin’s regulatory status will persist.

It is impossible to predict whether or when additional laws, regulations, or court decisions will be adopted or how they will be interpreted. New or expanded regulations, enforcement actions, or adverse judicial decisions could restrict our ability to buy, sell, lend, stake, or otherwise use Dogecoin, subject us to liability, require registration or licensing, or increase compliance costs. As a result, our business, financial condition, and results of operations and the market price of our securities could be materially and adversely affected.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions on regimes, including sanctions such as those imposed in response to the ongoing conflict between Russia and Ukraine. We plan to implement and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and only acquire Dogecoin through entities subject to anti-money laundering regulation and related compliance rules in the United States. If we were found to have purchased any of our Dogecoin from bad actors that have used Dogecoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in Dogecoin by us may be restricted or prohibited.

We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our Dogecoin holdings and/or may also consider pursuing strategies to create income streams or otherwise generate funds using our Dogecoin holdings, in each case, to the extent permitted by applicable law. These and any other Dogecoin-related transactions that we may enter into, beyond simply acquiring and holding Dogecoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Increased enforcement activity and changes in the regulatory environment, including evolving or changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting digital assets (and, in particular, Dogecoin), as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in Dogecoin.

In addition, private actors that are wary of digital assets (in particular, Dogecoin) or the regulatory concerns associated with digital assets (in particular, Dogecoin) have in the past taken and may in the future take further actions that may have an adverse effect on our business or, following the Effective Time, the market price of the Common Stock.

The concentration of our business in the digital asset space will likely subject us to the risk of enhanced regulatory oversight and the increased corresponding costs of compliance could have a substantial negative effect on our profitability.

If Dogecoin is classified as a “security” it could have a material adverse impact on our business.

Any classification of Dogecoin as a “security” under applicable law would subject us to additional regulation and could materially impact the operation of HOD’s business.

Neither the SEC nor any other U.S. federal or state regulator has publicly concluded that Dogecoin is, or is not, a “security,” and no federal or state court has yet addressed the status of Dogecoin as a security under the U.S. federal or state securities laws. Consequently, although House of Doge believes, based on available guidance, such as the application of the analytical framework for digital assets that the staff of the SEC’s Division of Corporation Finance first adopted in 2018 (the “2018 Digital Asset Framework”), other existing guidance, and relevant case law, that Dogecoin is not a security within the meaning of the federal securities laws, a regulator or court could take a contrary view. Should any regulator or court determine that Dogecoin is a security, House of Doge could face substantial regulatory burdens and other consequences, such as being compelled to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and/or otherwise alter our business model in a manner that could be costly and disruptive.

We have instituted a continuing process for analyzing the federal securities law status of Dogecoin and other digital assets as guidance evolves. In that process we rely on (i) the definitional elements of a “security” contained in the Securities Act and the Exchange Act, (ii) seminal Supreme Court precedents such as the cases of SEC v. W.J. Howey Co. and Reves v. Ernst & Young, and (iii) interpretive materials, speeches, enforcement actions, and other public statements issued by the SEC and its staff, including the 2018 Digital Asset Framework. The current position that Dogecoin is not a security rests, among other factors, on our determination that Dogecoin does not satisfy the investment-contract elements outlined in Howey when analyzed in light of the 2018 Digital Asset Framework and related SEC guidance. Accordingly, we view Dogecoin as not a security for purposes of, or subject to regulation under, the federal securities laws.

Nonetheless, application of the securities laws to any digital asset remains complex, highly fact-specific, and subject to ongoing regulatory and judicial development. Even if the present analysis is reasonable, it would not preclude the SEC, another regulator, or a court from reaching a different conclusion. If Dogecoin, or any other digital asset that we may hold, were ultimately deemed a security, we could face enforcement actions, private litigation, injunctions, cease-and-desist orders, and significant monetary penalties. We could also be required to register as an investment company under the Investment Company Act, register Dogecoin offers or sales under the Securities Act, modify or limit our products and services, or cease certain operations altogether, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects.

As the application of the federal securities and similar laws to digital assets is still evolving and because market participants apply differing interpretations of the 2018 Digital Asset Framework and related guidance, other companies may reach conclusions about the security status of particular digital assets that differ from us. If competitors adopt approaches that allow them to engage in activities that are impermissible or too risky under the 2018 Digital Asset Framework, they may obtain competitive advantages or revenue opportunities that are unavailable to House of Doge.

If we were to be considered an investment company as defined in the Investment Company Act, we could not continue to operate our business in accordance with our business plan.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions, including the potential obligation to register under such act, likely would make it impractical for either to continue certain segments of our business, such as HOD acting as the asset manager to the Official Dogecoin Treasury.

The Investment Company Act is intended to protect investors (for example, by preventing insiders from managing investment companies to their benefit and to the detriment of public investors) and requires that an issuer primarily engaged in the business of investing, reinvesting or trading in securities to register as an investment company, unless a valid exemption applies. Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We do not believe that we or HOD is an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act, in part, as we believe that Dogecoin is not an investment security. With respect to Section 3(a)(1)(A), we do not hold HOD or the Company out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting, or trading in securities within the meaning of such section.

Dogecoin and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act, however. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act.

If Dogecoin were deemed to be a security, and the Company or HOD were deemed to be an investment company, maintaining the status of a non-investment company could require us to substantially modify our business model and to take actions to dispose of assets such as Dogecoin deemed to be securities and/or acquire other assets. Any such modification could entail substantial costs, and such dispositions or acquisitions could be required to take place under unfavorable market conditions, could result in the incurrence of losses, and could limit our ability to make certain investments or enter into joint ventures or otherwise limit or change our current service offerings and operations.

Future legislation or regulations could negatively impact our business.

Other legislation or regulations may be introduced that could have a negative effect on our business, operations or future prospects. If local, state or federal legislative or regulatory changes are made in respect of cryptocurrency, financial services or technology companies, among other industries or sectors, our business may be adversely affected, or we may be unable to carry on our business as currently conducted or contemplated. Changes in interpretations of the law, amendments to, or new legislation or regulations introduced in any of the jurisdictions in which we operate could subject us to new restrictions or result in increased costs associated with complying with such legislation and regulations. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our reliance on key clients and our agreement with the Dogecoin Foundation puts us at risk.

House of Doge’s revenue is currently dependent on contracts with two significant counterparties, CleanCore and 21Shares US LLC (“21 Shares”). These two contracts may not be easily replaced, and the termination, non-renewal or loss of either one may have a material adverse impact on our business and financial condition. In addition, we are reliant on our agreement with the Dogecoin Foundation, which grants HOD exclusive commercial use of certain Dogecoin and Doge trademarks and the further sublicensing of those marks. If we are unable to maintain the agreement with the Dogecoin Foundation or are found to be in material default of our obligations, our business model will need to pivot or materially change, and there can be no assurance that we could do so successfully or profitably.

If we cannot attract and retain senior management and key employees, it could negatively impact our business, prospects, financial condition and financial performance.

We depend on the experience and expertise of our senior management team and key employees, and the loss of any key employee, or the inability to identify and recruit executive officers and key employees in a timely manner, could harm our business, prospects, financial condition and financial performance.

The Company’s ongoing and future success will depend upon the continued service of its senior management team and key employees, including key technical and business development employees, as well as the ability to continue to attract and retain additional highly qualified personnel. Each member of the senior management team, key personnel and other employees could terminate his or her relationship with the Company at any time and we may not be able to replace such persons readily, if at all. As we pursue growth, there may be changes in the senior management team resulting from the hiring or departure of executives, which could disrupt our business. Additionally, we may incur additional expenses to recruit and retain new executive officers or other key employees. If we fail to identify, recruit and integrate strategic hires, or if new members of our senior management team do not successfully transition into their new positions or fail to create effective working relationships among the other members of management, our business, operating results and financial condition could be adversely affected. Any such changes in leadership or the loss of members of our senior management team or key personnel could significantly delay or impede the achievement of our business objectives and could harm our business and client relationships, especially if adequate succession plans have not been developed. As we move into new markets, we will need to attract and recruit skilled employees in those locales. We have limited experience with recruiting in markets outside of our existing operating jurisdictions and may face additional challenges in attracting, integrating and retaining international employees.

We are subject to significant competition, which may limit our ability to grow and successfully operate our business.

HOD operates in a competitive industry that includes companies that have more operating experience and greater financial, technical and marketing resources than we do, and will be promoting and making use of other cryptocurrencies and blockchains. We may not be able to compete for clients successfully against current and future competitors, and our competitors may offer solutions that are perceived to be more attractive than ours. These factors could result in declining revenue or the inability to grow our business.

Each of the cryptocurrency, payments technology and financial services industry are subject to rapid development of service offerings, changing standards and evolving consumer demands, all of which affect our ability to remain competitive. We expect competition to increase because the barriers to enter these industries are low. Mounting competition may force us, in the future, to charge less for services or offer pricing models that are less attractive and consequently decrease margins.

As technology continues to improve, and governmental regulations are announced to provide more certainty, market factors continue to compel changes to our business, competition and pricing pressure may increase and market saturation may change the competitive landscape in favor of larger competitors with greater scale and broader product and service offerings, including those that can afford to spend more than we can to grow more quickly and strengthen their competitive position through innovation, development and acquisitions. In order to compete effectively, we may need to innovate, further differentiate our offerings and expand the scope of our operations more quickly than would be feasible through our own internal efforts. As some capabilities may reside only in a small number of companies, however, our ability to accomplish necessary expansion through acquisitions may be limited because available companies may not wish to be acquired or may be acquired by larger competitors with the resources to outbid us, or we may need to pay substantial premiums to acquire those businesses.

Risks Related to Brag House’s Business

We might not be able to sustain the recent rate of growth of Brag House’s business, which could negatively impact our operating revenue, operating income or net income.

Although Brag House’s business has experienced significant growth since we launched the Brag House gaming platform for amateur online experiences, and we established our amateur tournaments, the Company’s historical growth rate with respect to the Brag House business may not be indicative of its future performance due to its limited operating history and the rapid evolution of its business model. Brag House may not be able to achieve similar results or accelerate growth at the same rate as the Company has historically. As our amateur tournaments continue to develop, we may adjust our strategy and business model to adapt. These adjustments may not achieve expected results and may have a material and adverse impact on our financial condition and results of operations of Brag House and, in turn, the Company as a whole.

In addition, our rapid growth and expansion have placed, and will continue to place, significant strain on Brag House’s and the Company’s management and resources. This level of significant growth may not be sustainable or achievable at all in the future. We believe that continued growth of the Brag House business will depend on many factors, including our ability to develop new sources of revenues, diversify monetization methods including our direct to consumer offerings, attract and retain competitive gamers and creators, increase engagement, continue developing innovative technologies, tournaments in response to shifting demand in online gaming, increase brand awareness, and expand into new markets. We cannot assure you that we will achieve any of the above, and our failure to do so may materially and adversely affect our business and results of operations.

The loss of or a substantial reduction in activity by one or more of Brag House’s largest clients, vendors and/or sponsors could materially and adversely affect our Brag House business and our financial condition and results of operations.

From inception through December 31, 2025, our corporate relationships have accounted for approximately 99% of revenue from Brag House’s business. As we are still developing the Brag House platform and attracting new users, the loss of any one of these partners would have a significant adverse effect on the Brag House business and, potentially, the Company and the value of the Common Stock.

These relationships, along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses, direct consumers to the Brag House platform. In addition, many of the parties with whom we have advertising arrangements provide advertising services to other companies, including other gaming platforms with whom we compete.

While we believe that there are other third parties that could drive users to the Brag House platform, adding or transitioning to them may disrupt our Brag House business and increase our costs. In the event that any of our existing or future relationships fail to provide services to us in accordance with the terms of our arrangement with them, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our Brag House business and prospects and our financial condition and results of operations.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of Brag House’s business are novel, evolving and relatively unproven. Brag House’s business and prospects depend on the continuing development of live streaming of competitive online gaming. The market for amateur online gaming competition is relatively new and rapidly developing and is subject to significant challenges. Brag House’s business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such a community through tournament fees, digital subscriptions for its gaming services, and advertising and sponsorship opportunities. In addition, Brag House’s continued growth depends, in part, on our ability to respond to constant changes in the gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the gaming industry will continue to grow as rapidly as it has in the past.

Brag House’s revenue model may not remain effective, and we cannot guarantee that its future monetization strategies will be successfully implemented or generate sustainable revenues and profit.

Pursuant to its current business model, Brag House generates or expects to generate revenues from advertising- and sponsorship-related fees related to tournaments and through the operation of its live streaming platform using a revenue model whereby gamers and creators can get free access to certain live streaming of amateur tournaments and pay fees to compete in tournaments. We expect that Brag House will continue to generate a substantial portion of its revenues using this revenue model in the near term and, to date, substantially all of the Company’s revenue has been generated business-to-business from tournaments-related fees. Brag House’s other intended revenue sources discussed in this Current Report on Form 8-K have not generated meaningful revenue as of yet. Brag House is, however, particularly focused on implementing a direct to consumer model for our expanding gamer base. Although its business has experienced significant growth in recent years, there is no guarantee that Brag House’s direct to consumer packages will gain significant traction to maximize its growth rate in the future, as the demand for our offerings may change, decrease substantially or dissipate, or we may fail to anticipate and serve gamer demands effectively.

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

Technology changes rapidly in our Brag House business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our amateur tournaments may suffer.

Rapid technology changes in the gaming market require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to be and remain competitive in the gaming market. We have invested, and in the future may invest, in new business strategies including a direct to consumer model, technologies, products, or games or first-tier game titles to continue to persistently engage the amateur gamer and deliver the best online and in-person gaming experience. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology that we choose to adopt and the features that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology or develop amateur tournaments that become popular with gamers and creators, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

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

We have a community culture that is vital to the success of Brag House’s business. Brag House’s operations may be materially and adversely affected if we fail to maintain this community culture as we expand in our addressable gamer communities.

We have cultivated an interactive and vibrant online social gamer community centered around amateur online gaming. We ensure a superior gamer experience by continuously improving the user interface and features of the Brag House gaming platform along with offering a multitude of competitive and recreational gaming experiences with first tier games. We believe that maintaining and promoting a vibrant community culture is critical to retaining and expanding Brag House’s gamer community. The Company has taken multiple initiatives to preserve Brag House’s community culture and values. Despite these efforts, we may be unable to maintain Brag House’s community culture and cease to be the preferred platform for its target gamers and creators as we expand Brag House’s gamer footprint, which would be detrimental to Brag House’s business operations.

Brag House operates in the entertainment and gaming industries, both of which are intensely competitive. Our users may prefer our competitors’ offerings over our own.

Brag House operates in the gaming industry. Competition in the amateur gaming industry generally is intense. Brag House’s competitors range from established leagues and championships owned directly, as well as leagues franchised by, well known and capitalized game publishers and developers, interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the amateur gaming ecosystem. If our competitors develop and launch competing amateur tournaments, or develop a more successful amateur online gaming platform, Brag House’s, and as a result the Company’s, revenue, margins, and profitability will decline.

In addition, Brag House operates in the entertainment industry. Its users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, and sporting events, may be perceived by our users to offer greater variety, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our gaming platform, Brag House’s business model may not continue to be viable.

The specific industries in which Brag House operates are characterized by dynamic user demand and technological advances, and there is intense competition among online gaming platforms and entertainment providers. A number of established, well-financed companies producing gaming content and/or interactive entertainment products and services compete with our offerings, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our Brag House business could suffer.

We currently have only limited license agreements with game publishers, and may not in the future enter into additional license agreements. Failure to do so may require us to modify, limit, or discontinue certain services, which could materially affect Brag House’s business, financial conditions and results of operations.

The size and engagement level of our online and in-person gamers are critical to Brag House’s success and are closely linked to the quality and popularity of the game publishers. Changes in consumer demand for, and acceptance of, the game titles that we offer for our tournaments and activities, as well as online multiplayer competitive gaming in general, could adversely affect our ability to attract and retain users and affect the financial condition of our Brag House business. We currently have only limited license agreements in place with game publishers for the use of certain game titles played on the Brag House platform and may not in the future enter into additional license agreements. These game publishers may unilaterally decide to prevent us from offering experiences on the platform using their game titles, as the case may be. Should those game publishers choose not to allow us to offer experiences involving their respective game titles to our users, the popularity of our tournaments may decline and the number of our gamers and creators may decrease, which could materially and adversely affect Brag House’s, and as a result the Company’s, results of operations and financial condition.

Growth of Brag House’s business will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage its growth could adversely affect Brag House’s, and in turn the Company’s, business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue from the Brag House business in the future will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives.

Brag House’s success depends on our ability to maintain and grow the number of amateur gamers and creators attending and participating in our online tournaments, using our gaming platform, and keeping our gamers and creators highly engaged. Of particular importance is the successful deployment and expansion of our direct to consumer model to our gaming community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage amateur gamers and creators and remain competitive, we must continue to develop and produce engaging tournaments, successfully leverage the newest “hit” games and titles, implement new technologies and strategies, improve features of our gaming platform and stimulate interactions in our gamer community.

A decline in the number of our amateur gamers and creators in our ecosystem may adversely affect the engagement level of our gamers and creators, the vibrancy of our gamer community, or the popularity of our amateur league play, which may in turn reduce our monetization opportunities and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain or convert gamers and creators into direct to consumer-based paying gamers and creators, our revenues may decline and our results of operations and financial condition may suffer.

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

In addition, users may stop using our gaming platform at any time, including if the quality of the user experience on the Brag House platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the user experience generally offered by competitive offerings.

The ability to grow Brag House’s business is dependent in part on the success and availability of mass media channels developed by third parties, as well as our ability to develop commercially successful content and amateur tournaments.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels for which we may distribute our content, amateur league tournaments, including our social media platforms on Instagram, Facebook, LinkedIn, X (formerly Twitter), TikTok, Reddit, Snapchat and various streaming outlets, including Twitch, YouTube, Meta Platforms, and ESL.tv. Brag House’s success also depends on our ability to accurately predict which channels, games, and platforms will be successful with the gaming community, our ability to develop and distribute commercially successful content, which is presently available on Twitch, amateur tournaments for these channels and gaming platforms and our ability to effectively manage the transition of our gamers and creators from one generation or demographic to the next. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our amateur gaming tournaments on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and gamers and creators away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing amateur tournaments is lower than our expectations, we may be unable to fully recover the investments we have made and our financial performance may be harmed. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

If we fail to maintain and enhance Brag House’s brand or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing the Brag House brand is of significant importance to the success of our Brag House business. A well-recognized brand is important to increasing the number of gamers and creators and the level of engagement of our overall gaming community, which is critical in enhancing its attractiveness to advertisers, sponsors, and corporate partners. As Brag House operates in a highly competitive market, brand maintenance and enhancement directly affect our ability to maintain and enhance its market position.

Although Brag House has developed its brand and amateur tournaments through word of mouth referrals and key strategic partners, as it expands, we may conduct various marketing and brand promotion activities using various methods to continue promoting the Brag House brand. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect.

In addition, any negative publicity in relation to our tournaments or operations, regardless of its veracity, could harm the Brag House, and the Company’s, brand and reputation. Negative publicity or public complaints from gamers and creators may harm our reputation, and if complaints against us are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, results of operations and prospects.

Negative gamer perceptions about the Brag House brand, gaming platform, amateur tournaments and/or business practices may damage its business and increase the costs incurred in addressing gamer concerns.

Gamer expectations regarding the quality, performance and integrity of our amateur tournaments are high. Gamers and creators may be critical of the Brag House or the Company’s brand or our gaming platform, tournaments and/or business practices for a wide variety of reasons. These negative gamer reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative gamer reactions to game content via social media or other outlets, components and services, or objections to certain of our business practices. Negative gamer sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

We rely on AWS to deliver Brag House’s offerings to users on the Brag House platform, and any disruption of or interference with our use of AWS could adversely affect Brag House, and in turn the Company’s business, financial condition, results of operations and prospects.

We currently host the Brag House gaming platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services, along with other service providers traditionally used by AWS. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. The Brag House platform’s continuing and uninterrupted performance will be critical to the success of our Brag House business. We have experienced, and we expect that in the future we will experience, interruptions, delays, and outages in service and availability from these third-party service providers from time to time, due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since the Brag House platform’s continuing and uninterrupted performance is critical to the success of the Brag House business, sustained or repeated system failures would reduce the attractiveness of its offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand the Brag House business and the usage of its offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of Brag House’s offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. Either party may terminate this agreement for cause if the other party is in material breach of the agreement and the material breach remains uncured for a period of 30 days from receipt of notice by the other party. AWS may also terminate the agreement immediately upon notice (i) for cause if AWS has the right to suspend under certain circumstances as set forth in the AWS customer agreement, (ii) if AWS’ relationship with a third-party partner who provides software or other technology that AWS uses to provide its service to us expires, terminates or requires us to change the way AWS provides the software or other technology as part of its services, or (iii) in order to comply with the law or requests of governmental entities. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host the Brag House platform on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

Any of the above circumstances or events may harm Brag House’s and our reputation and brand, reduce the availability or usage of the Brag House platform, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect Brag House Business and the Company’s financial condition and results of operations.

We depend on servers to operate our Brag House platform with online features and its online gaming service. If we were to lose server functionality for any reason, our Brag House business may be negatively impacted.

Our Brag House business relies on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason could degrade or interrupt the functionality of the Brag House platform and could prevent the operation of the platform for both in-person and online gaming experiences.

We also rely on networks operated by third parties to support content on the Brag House platform, including networks owned and operated by game publishers. An extended interruption to any of these services could adversely affect the use of the platform, which would have a negative impact on our Brag House business.

Further, insufficient server capacity could also negatively impact our Brag House business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur unnecessary operating costs.

Our online gaming platform and games offered through our gaming platform may contain defects.

Our Brag House online platform and the games offered through the platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in the Brag House platform before updates are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Further, we have not undertaken independent third-party testing, verification or analysis of the platform and associated systems and controls. Therefore, the platform and quality controls and preventative measures that we have implemented may not be effective in detecting all defects in our gaming platform. In the event that a significant defect in our gaming platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our tournaments and other gameplay, or expend significant resources to cure the defect, each of which could significantly harm Brag House’s business and, as a result, our operating results.

We use third-party services and technologies in connection with our Brag House business, and any disruption to the provision of these services and technologies could result in negative publicity and a slowdown in the growth of our users, which could materially and adversely affect our Brag House business and, in turn, our financial condition and results of operations.

Our Brag House business partially depends on services provided by, and relationships with, various third parties, including cloud hosting and broadband providers, among others. To this end, when our cloud hosting and broadband vendors experience outages, our gaming services will be negatively impacted and alternative resources will not be immediately available. In addition, certain third-party software that we use in our Brag House operations is currently publicly available free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our Brag House business and operations may be adversely affected.

We exercise no control over the third-party vendors that we rely upon for cloud hosting, broadband and software service. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our Brag House business and on our financial condition and results of operations.

Growth and engagement of our gamer community depends upon effective interoperability with mobile operating systems, networks, mobile devices and standards that we do not control.

We make our Brag House platform available across a variety of mobile operating systems and devices. We are dependent on the interoperability of the platform with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. Any changes in such mobile operating systems or devices that degrade the functionality of our Brag House platform or give preferential treatment to competitive services could adversely affect usage of the platform. In order to deliver high quality services, it is important that the Brag House platform works well across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our users to access and use the platform, particularly on their mobile devices, our user growth and user engagement could be harmed, and our Brag House business and operating results could be adversely affected.

We rely on third-party payment processors to process deposits and withdrawals made by our users into the Brag House platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our Brag House business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users into the Brag House platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processors in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, may contain errors or vulnerabilities, may be compromised or may experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users on the platform, any of which could make the platform less trustworthy and convenient and adversely affect our ability to attract and retain users.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our Brag House business and our financial condition and results of operations could be adversely affected.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on the Brag House platform violate these rules. The realization of any of the foregoing risks could adversely affect our Brag House business and, in turn, our financial condition and results of operations.

If the Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition and results of operations could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We require technology-based service providers to implement cyber-attack-resilient systems and processes. If Internet service providers experience service interruptions, including because of cyber-attacks or due to an event causing an unusually high volume of Internet use, communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, that may not be successful and thus may impact the ability of our users to access the Brag House platform or offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems.

There can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties that these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, that causes a loss of our users’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to the Brag House platform and offerings, cause us to incur significant legal, remediation and notification costs, degrade the user experience and cause users to lose confidence in our offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We generate revenue from advertising. The loss of advertisers, or reduction in spending by advertisers with Brag House, could seriously harm our business.

Currently, substantially all of our revenues from the Brag House business is generated by advertising fees related to tournaments, which we expect to further develop and expand in the near future as we increase our digital and on-campus presence at colleges and universities across the United States, expand the online and digital content offerings produced by both Brag House and users on our Brag House platform, and diversify the technology solutions we provide to corporate brands. These revenues partly depend on the continual development of the online advertising industry and advertisers’ willingness to allocate budgets to online advertising in the gaming industry. In addition, companies that decide to advertise or promote online may utilize more established methods or channels, such as more established internet portals or search engines, over advertising on our gaming platform. If the online advertising market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our ability to increase our current level of advertising revenue and our profitability and prospects may be materially and adversely affected.

Furthermore, our core and long-term priority of optimizing the gamer experience and satisfaction may limit Brag House’s gaming platform’s ability to generate revenues from advertising, such as sponsorship. For example, in order to provide our gamers and creators with an uninterrupted competitive gaming experience, we do not place significant amounts of advertising on our streaming interface or insert pop-up advertisements during streaming. While this decision could adversely affect our operating results in the short-term, we believe that it enables us to provide a superior gamer experience on our gaming platform, which will help us expand and maintain our current base of gamers and creators and enhance our monetization potential in the long-term. This philosophy of putting our gamers and creators first, however, may also negatively impact our relationships with advertisers, sponsors or other third parties, and may not result in the long-term benefits that we expect, in which case the success of our Brag House business and our operating results could be harmed.

Our Brag House business is subject to regulation, and changes in applicable regulations may negatively impact its business.

Our Brag House business is subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

In addition, we include modes in our gaming platform that allow players to compete against each other. Although we structure and operate these skill-based tournaments with applicable laws in mind, our skill-based tournaments in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

General Risks Related to the Company

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

If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could result in loss of investors’ confidence in the reliability of our financial statements, limit our ability to raise capital and have a negative effect on the trading price of the Common Stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal control over financial reporting may also impair our ability to file timely and accurate reports with the SEC, subject us to litigation or investigation or sanctions by authorities, and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures, including the costs of hiring additional personnel. Any of the above could negatively affect our results of operations, financial condition and cash flows.

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

We have secured D&O insurance policies providing for an aggregate of $5.0 million in coverage and a Cyber policy providing for $2.0 million in coverage, which are effective into 2026. We believe that, as a result of the Merger, our costs to maintain and renew the D&O insurance will increase substantially in the foreseeable future. We may be required to accept reduced coverage or incur significantly higher costs to obtain adequate coverage in the future, which could adversely affect our financial condition. Furthermore, if we are unable to maintain adequate or cost-effective insurance coverage commensurate with the risks of our new business, we may find it more difficult to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of the Common Stock, fines, sanctions, and other regulatory action and potentially civil litigation, which could have a material adverse effect on our financial condition and results of operations.

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

As a result of becoming a public company, we are obligated to report on the effectiveness of our internal control over financial reporting. Such internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Pursuant to Rule 13a-15(c) under the Exchange Act, our management is required to annually evaluate our internal control over financial reporting. Furthermore, at such time as we cease to be an “emerging growth company” and a “Smaller Reporting Company,” as defined in the rules promulgated under the Exchange Act, we will also be required to obtain an attestation from our auditor on our internal control over financial reporting. At such time, we or our auditors may identify material weaknesses that we may not be able to timely remediate. In addition, if we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to remediate any such material weaknesses in a timely manner or otherwise maintain effective internal control over financial reporting, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal control over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

From time to time we may become involved in legal proceedings.

From time to time, we may become subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Item 5. Other Information.

See above Note 18. Subsequent Events (h), (i) and (j) of the Unaudited Interim Condensed Consolidated Financial Statements which is hereby incorporated by reference in full here.

Item 6. Exhibits

The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Amendment No. 5 to Merger Agreement by and among Brag House Holdings, Inc., Brag House Merger Sub, Inc. and House of Doge Inc., dated as of June 15, 2026.	8-K	2.5	07/07/2026
3.1	Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.1	06/18/2024
3.2	Certificate of Designation of Series A Convertible Preferred Stock	S-1/A	3.2	07/10/2024
3.3	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.2	06/18/2024
3.4	Second Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1	3.3	06/18/2024
3.5	Third Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc.	S-1/A	3.5	02/04/2025
3.6	Bylaws of Brag House Holdings, Inc.	S-1	3.4	06/18/2024
3.7	Second Amended and Restated Bylaws of Brag House Holdings, Inc.	S-1/A	3.7	02/11/2025
3.8	Certificate of Designation of Series B Preferred Stock	8-K	3.1	07/30/2025
3.9	Certificate of Amendment to the Certificate of Incorporation of Brag House Holdings, Inc.	8-K	3.1	06/04/2026
3.10	Certificate of Designation of Series C Convertible Preferred Stock of Brag House Holdings, Inc., effective December 11, 2025 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2025).	8-K	3.1	07/07/2026
3.11	Certificate of Amendment to Certificate of Incorporation of Brag House Holdings, Inc., effective June 30, 2026.	8-K	3.2	07/07/2026
10.1	Amendment No. 2 to Convertible Promissory Note	8-K	10.1	06/04/2026
10.2	Unsecured Subordinated Short Term Note, dated July 28, 2026, by and between DogeCoin Ventures, Inc. and Devlin DeFrancesco	8-K	10.1	07/29/2026
10.3	Securities Purchase Agreement, dated August 11, 2026, between CleanCore Solutions, Inc. and House of Doge (U.S.) Inc.				X
10.4	Secured Short Term Demand Note, dated August 12, 2026, by and among House of Doge (U.S.) Inc. and Garrington Financial Corp.				X
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #				X
101.INS	XBRL Instance Document+				X
101.SCH	XBRL Taxonomy Extension Schema Document+				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+				X
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.				X

#	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUSE OF DOGE INC.

	By:	/s/ Marco Margiotta
	Name:	Marco Margiotta
	Title:	Chief Executive Officer
Dated: August 14, 2026		(Principal Executive Officer)

	By:	/s/ Charles Park
	Name:	Charles Park
	Title:	Chief Financial Officer
Dated: August 14, 2026		(Principal Financial and Accounting Officer)